Form 10QSB
period 1996-09-30
GOLF VENTURES INC
filed 1996-12-23
CIK 833864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

                         Commission File Number 0-21337

                               GOLF VENTURES, INC.
             (Exact name of registrant as specified in its charter)

           UTAH                                     87-0402088
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

           102 WEST 500 SOUTH, SUITE 400, SALT LAKE CITY, UTAH, 84101 (Address of principal executive offices, including zip code)

                                 (801) 363-8961
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) been subject to such filing requirements for the past 90 days. Yes No X

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


              Class                        Outstanding as of December 13, 1996
   Common Stock, par value $.001                       1,852,828

                                TABLE OF CONTENTS
================================================================================


Heading                                                                  Page

                          PART I. FINANCIAL STATEMENTS

Item 1.     Balance Sheets - September 30, 1996 and
            March 31, 1996                                                4

            Statements of Operations and Accumulated Deficit
            Six months ended September 30, 1996 and 1995 and
            three months ended September 30 , 1996 and 1995               5

            Statements of Stockholders Equity--March 31, 1995
            through September 30, 1996                                    6

            Statements of Cash Flows - Six months ended
            September 30, 1996 and 1995 and three months ended
            September 30, 1996 and 1995                                   7-8

            Notes to Financial Statements                                 9-14

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 15-16


                     PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                             17

Item 2.     Changes in Securities                                         17

Item 3.     Defaults Upon Senior Securities                               17

Item 4.     Submission of Matters to a Vote of Securities Holders         17

Item 5.     Other Information                                             17

Item 6.     Exhibits and Reports on Form 8-K                              17

            SIGNATURES                                                    18

                                     PART I

Item 1.           Financial Statements

         The following, unaudited Financial Statements for the period ended September 30, 1996, include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.













                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                               GOLF VENTURES, INC.
                                 Balance Sheets

                                     ASSETS

                                                                      September 30,        March 31,
                                                                          1996               1996
                                                                       (Unaudited)
CURRENT ASSETS

  Cash                                                            $     1,567,898   $        784,380
  Accounts receivable, net (Note 1)                                        96,778             92,153
  Inventory (Note 1)                                                      673,965            748,010
                                                                  ---------------   ----------------

     Total Current Assets                                               2,338,641          1,624,543

PROPERTY AND EQUIPMENT                                                      5,822              -

LAND HELD FOR DEVELOPMENT (Note 3)                                      6,590,211          5,287,605
                                                                  ---------------   ----------------

     TOTAL ASSETS                                                 $     8,934,674   $      6,912,148
                                                                  ===============   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Construction loans payable (Note 1)                             $       185,775   $        185,775
  Current portion of long-term debt (Note 6)                              281,848            942,574
  Accrued expenses                                                        919,238          1,031,814
                                                                  ---------------   ----------------

     Total Current Liabilities                                          1,386,861          2,160,163
                                                                  ---------------   ----------------

LONG-TERM DEBT (Note 6)                                                 3,969,337          1,410,532
                                                                  ---------------   ----------------

     Total Liabilities                                                  5,356,198          3,570,695
                                                                  ---------------   ----------------

CONTINGENCIES (Notes 5 and 9)                                               -                  -
                                                                  ---------------   ----------------

STOCKHOLDERS' EQUITY

  Preferred stock (10,000,000 shares authorized
   at par value of $.001) 27,000 class "A" and 259,427
   class "B"; shares issued and outstanding, respectively                     284                284
  Common stock (25,000,000 shares authorized
   at par value of $.001) 1,852,828 and 1,628,828
   shares issued and 1,839,837 and 1,615,837 shares
   outstanding, respectively (Note 8)                                       1,853              1,629
  Additional paid-in capital                                            7,672,767          7,173,573
  Accumulated deficit                                                  (4,096,428)        (3,834,033)
                                                                  ---------------   ----------------

     Total Stockholders' Equity                                         3,578,476          3,341,453
                                                                  ---------------   ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     8,934,674   $      6,912,148
                                                                  ===============   ================

    The accompanying notes are an integral part of these financial statements

                               GOLF VENTURES, INC.
                            Statements of Operations

                                              For the Six Months Ended            For the Three Months Ended
                                                    September 30,                        September 30,
                                         ---------------------------------    ----------------------------------
                                               1996              1995               1996               1995
                                         ---------------   ---------------    ---------------   ----------------
REVENUE                                      (Unaudited)       (Unaudited)      (Unaudited)        (Unaudited)

  Real estate sales                      $       161,000   $       341,800    $        28,000   $        254,000
  Cost of sales - real estate                     92,484           279,047             15,902            233,813
                                         ---------------   ---------------    ---------------   ----------------

     Gross Profit                                 68,516            62,753             12,098             20,187

GENERAL AND
 ADMINISTRATIVE EXPENSES                         365,272           182,633            208,753            105,474
                                                 -------           -------            -------            -------

NET LOSS FROM OPERATIONS                        (296,756)         (119,880)          (196,655)           (85,287)

OTHER INCOME

  Interest income                                 25,137             3,426             23,144             -
  Other income                                     9,224             7,701              6,343             -
                                         ---------------   ---------------    ---------------   ----------------

NET LOSS                                 $      (262,395)  $      (108,753)   $      (167,168)  $        (85,287)
                                         ===============   ===============    ===============   ================

LOSS PER SHARE                           $         (0.15)  $         (0.05)   $         (0.09)  $          (0.04)
                                         ===============   ===============    ===============   ================

    The accompanying notes are an integral part of these financial statements

                               GOLF VENTURES, INC.
                       Statements of Stockholders' Equity


                                                                                            Additional
                                       Preferred Stock             Common Stock              Paid-in        Accumulated
                                    Shares        Amount       Shares          Amount        Capital          Deficit

Balance, March 31, 1995              92,694     $     93       1,532,607    $   1,533      $  3,140,391    $  (227,742)

Class "A" preferred stock
 converted to common
 stock                               (2,000)          (2)          1,221            1                 1           -

Class "B" preferred stock
 issued for cash (Note 4)           193,733          193            -            -              968,473           -

Common stock issued for
 services                              -            -             95,000           95           424,905           -

Common stock subscriptions
 paid in services (Note 8)             -            -               -            -            2,835,000           -

Distribution to parent
 company                               -            -               -            -             (195,197)          -

Income (loss) for the
 year ended
 March 31, 1996                        -            -               -            -                 -        (3,606,291)
                                ------------   ---------   -------------   -----------    --------------   --------------

Balance, March 31, 1996             284,427         284       1,628,828         1,629         7,173,573     (3,834,033)

Distribution to parent
 company (Unaudited)                   -           -               -             -             (338,103)          -

Common stock issued
 for cash (Unaudited)                  -           -            224,000           224         1,046,297           -

Stock issuance costs
 (Unaudited)                           -           -               -             -             (209,000)          -

Income (loss) for the
 six months ended
 September 30, 1996
 (Unaudited)                           -           -               -             -                 -          (262,395)
                                ------------   ---------   -------------   -----------    --------------   --------------

Balance,
 September 30, 1996
 (Unaudited)                        284,427   $     284       1,852,828   $     1,853    $    7,672,767   $   (4,096,428)
                                ============   =========   =============   ===========    ==============   ==============


    The accompanying notes are an integral part of these financial statements



                                                GOLF VENTURES, INC.
                                             Statements of Cash Flows

                                             For the Six Months Ended             For the Three Months Ended
                                                    September 30,                        September 30,
                                         ---------------------------------    -------------------------------
                                               1996              1995               1996               1995
                                         ---------------   ---------------    ---------------   -------------
OPERATING ACTIVITIES                         (Unaudited)       (Unaudited)      (Unaudited)        (Unaudited)

  Net income (loss)                      $      (262,395)  $      (108,753)   $      (167,168)  $        (85,287)
  Adjustments to reconcile net
   income (loss) to net cash used
   in operating activities:
    Depreciation                                     166            -                     166             -
  Changes in assets and liabilities:
    (Increase) decrease in accounts
     receivable                                   (4,625)           27,844             14,000             -
    (Increase) decrease in inventory              74,045           211,620             12,691            169,260
    Increase (decrease) in accrued
     expenses                                   (112,576)          216,372              7,257             38,371
                                         ---------------   ---------------    ---------------   ----------------

     Net Cash Provided (Used)
      by Operating Activities                   (305,385)          347,083           (133,054)           122,344
                                         ---------------   ---------------    ---------------   ----------------

INVESTING ACTIVITIES

  Property and equipment                          (5,988)           -                  (5,988)            -
  Land held for development                   (1,302,606)         (269,264)          (888,767)          (103,247)
                                         ---------------   ---------------    ---------------   ----------------

     Net Cash Provided (Used)
      by Investing Activities                 (1,308,594)         (269,264)          (894,755)          (103,247)
                                         ---------------   ---------------    ---------------   ----------------

FINANCING ACTIVITIES

  Stock offering costs                          (209,000)           -                (109,000)            -
  Common stock issued for cash                 1,046,521            -                  46,521             -
  Long-term borrowings                         2,558,805           168,382            558,805             -
  Distribution to parent company                (338,103)         (210,288)          (163,157)            -
  Principal payments on
   long-term debt                               (660,726)           (6,192)          (448,783)            -
                                         ---------------   ---------------    ---------------   ---------------

     Net Cash Provided (Used)
      by Financing Activities                  2,397,497           (48,098)          (115,614)            -
                                         ---------------   ---------------    ---------------   ---------------

INCREASE (DECREASE) IN CASH                      783,518            29,721         (1,143,423)            19,097

CASH AT BEGINNING
 OF PERIOD                                       784,380            20,091          2,711,321             30,715
                                         ---------------   ---------------    ---------------   ----------------

CASH AT END OF PERIOD                    $     1,567,898   $        49,812    $     1,567,898   $         49,812
                                         ===============   ===============    ===============   ================


    The accompanying notes are an integral part of these financial statements


                                                GOLF VENTURES, INC.
                                       Statements of Cash Flows (Continued)

                                              For the Six Months Ended             For the Three Months Ended
                                                    September 30,                        September 30,
                                         ---------------------------------    -------------------------------
                                               1996              1995               1996               1995
                                         ---------------   ---------------    ---------------   -----------
                                             (Unaudited)       (Unaudited)      (Unaudited)        (Unaudited)
SUPPLEMENTAL CASH
 FLOW DISCLOSURES
  Cash Paid For:
    Interest                             $        -        $        -         $        -        $         -
    Income taxes                         $        -        $        -         $        -        $         -

NON CASH FINANCING
 ACTIVITIES
  Preferred stock issued for debt        $        -        $     168,382      $        -        $         -


    The accompanying notes are an integral part of these financial statements

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 1 -         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 Golf Ventures, Inc., (the Company), has acquired real estate in St. George, Utah and is engaged in the business of real estate development, primarily golf courses with residential real estate. The following is a summary of the more significant of its accounting policies:

                 A. INCOME TAXES

                 The Company has adopted SFAS 109, Accounting for Income Taxes. No provision has been made for federal income taxes due to net operating loss carryforwards, sufficient to offset any current tax liabilities. No deferred tax asset is being recognized currently based on the Company's past operating performance. The net operating losses are expected to expire as summarized below.

                                        Year ended
                                       to expire               Amount
                                  ------------------    -------------
                                                2007    $         16,000
                                                2008             114,000
                                                2009              97,000
                                                2010           3,623,000
                                                2011             350,000
                                                        ----------------

                                  Total                 $      4,200,000
                                                        ================

                 The Company has elected a March 31 fiscal year end for book and tax purposes.

                 B. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

                 The computation of net loss per share is based on the weighted average number of shares outstanding during each period. There common stock equivalents are anti-dilutive and accordingly not used in the loss per share computation.

                 C. INCOME RECOGNITION

                 Income on real estate is recognized in accordance with the provisions of FASB-66.

                 D. CONCENTRATION OF RISK

                 The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At March 31, 1996 and September 30, 1996, the Company exceeded the insured limit by approximately $584,380 and $1,367,898, respectively.

                 The Company builds and develops real property in Southern Utah. In the normal course of business the Company extends secured credit to its customers.



    The accompanying notes are an integral part of these financial statements

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 1 -         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                 (Continued)

                 E. CONSTRUCTION LOANS PAYABLE

                 An officer of the Company has arranged for short term loans to finance the construction of homes held in inventory for resale. The loans are secured by the homes and accrue interest at variable rates.

                 F. CASH AND CASH EQUIVALENTS

                 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                 The changes in operating assets and liabilities are shown net of non cash transactions.

                 G. INVENTORY

                 The Company carries in inventory the cost of the developed lots and condominiums it has available for sale. The inventory is recorded at the lower of cost or market.

                 H. ACCOUNTS RECEIVABLE

                 The Company's accounts receivable are from the sale of lots and condos in its Cotton Manor and Cotton Acres projects. The Company has recorded an allowance for doubtful accounts of $5,000. The Company holds a trust deed on the properties sold and the Company expects that its sales backlog will allow it to immediately resell any property which it foreclosed upon.

                 I. ESTIMATES

                 Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of commitments and contingencies, and the reported revenues and expenses.

                 J. UNAUDITED FINANCIAL STATEMENTS

                 In the opinion of management, the accompanying unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ended September 30, 1995 and 1996 include all of the adjustments necessary for a fair statement of results. All such adjustments are of a normal recurring nature.

NOTE 2 -         REORGANIZATION, NAME CHANGE AND STOCK SPLIT

                 On December 28, 1992, at a meeting of the shareholders the name of the Company was changed to Golf Ventures, Inc. Also a reverse stock split was approved of one share for ten shares of the Company's outstanding common stock. The financial statements have been restated to reflect the reverse stock split on a retroactive basis.

                 On February 1, 1996, the Company reverse split its common stock on a 1 share for 5 shares basis. The financial statements reflect the reverse stock split on a retroactive basis.

    The accompanying notes are an integral part of these financial statements

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 3 -         LAND HELD FOR DEVELOPMENT

                 On December 28, 1992 the Company purchased the Red Hawk real estate development and the Cotton Manor/Cotton Acres real estate development. The land was purchased for 654,746 shares of common stock and the assumption of debt. The Red Hawk land is undeveloped and in order for the Company to realize its investment it will need to obtain adequate financing. The land was acquired from a company which ended up with control of the Company as a result of the transaction, therefore the land was recorded at predecessor cost.

                 The purchase of the Red Hawk property is recorded on a "cash basis" whereby the cost in the financial statements reflects only the cash invested in the land and debts assumed from the seller. The trust deed note is excluded because of the uncertainty of obtaining adequate development financing. The Company is not able to record its interest in the property until the property is refinanced. The principal paid on the trust deed note is added to the cost when it is paid.

                 For the year ended March 31, 1996, the Company capitalized $514,687, in construction period interest costs. The cost of the land is less than the estimated net realizable value of the land.

NOTE 4 -         RELATED PARTY TRANSACTIONS

                 During the year ended March 31, 1996, the Company issued 193,733 shares of class "B" preferred stock to a shareholder for $968,666. (See Note 6)

                 During the six months ended September 30, 1996 the Company completed a private placement of 200,000 shares of its common stock at $5.00 per share. The Company incurred $100,000 of costs in connection with the stock offering for net proceeds of $900,000.


    The accompanying notes are an integral part of these financial statements

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 5 -         COMMITMENTS AND OBLIGATIONS

                 Commitments   include  a  trust  deed  note  not  recorded  for
                 accounting   purposes  (See  Note  3)  which  the  Company  has
                 committed to pay to acquire the Red Hawk real estate development. The liability of $2,283,690 and accompanying asset will be recorded when the Company resolves the uncertainty described in Note 3.

                 The Company's condensed financial statements would appear as follows if the real estate transaction were recorded.


                                                                                     September 30,      March 31,
                                                                                         1996              1996
                                                                                      (Unaudited)

                 Current assets                                                   $     2,338,641   $     1,624,543
                 Property and equipment                                                     5,822            -
                 Land held for development                                              8,873,901         7,678,330
                                                                                  ---------------   ---------------

                                                                                  $    11,218,364   $     9,302,873
                                                                                  ===============   ===============

                 Current liabilities                                              $     1,386,861   $     2,160,163
                 Long-term debt                                                         6,253,027         3,801,257
                 Stockholders' equity                                                   3,578,476         3,341,453
                                                                                  ---------------   ---------------

                                                                                  $    11,218,364   $     9,302,873
                                                                                  ===============   ===============

NOTE 6 -         LONG-TERM DEBT
                                                                                     September 30,      March 31,
                                                                                         1996              1996
                                                                                      (Unaudited)

                 Promissory  note secured by land.  Interest  accrued at 10% per annum,  payable  in  shares  of the  Company's  common  stock.
                  $120,000  principal  plus a percentage  of the proceeds of lot sales payable  annually  beginning on February 1, 1991 through
                  February  1, 1997 at which time the  balance  will be due as a balloon  payment.  $2,000  from  each Red  Hawk lot sale  also applies  to the note.  The note is in  default.  Payments  are being made but not in accordance with the contract. The note
                  holder has taken no action against the Company.                 $      646,502   $       721,502

                 Promissory note secured by land.  Annual
                  payments through August 15, 2016 at $30,524
                  per year including interest at 10% per annum.                          204,435           204,435
                                                                                 ---------------   ---------------

                 Balance forward                                                 $       850,937   $       925,937
                                                                                 ---------------   ---------------

    The accompanying notes are an integral part of these financial statements



                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 6 -         LONG-TERM DEBT (Continued)
                                                                                    September 30,      March 31,
                                                                                       1996              1996
                                                                                     (Unaudited)

                 Balance forward                                                 $       850,937   $       925,937

                 Promissory note secured by land, bearing
                  interest at 9.75% payable in full including
                  accrued interest on June 18, 1997.                                     913,805           355,000

                 Trust deed note  secured by land.  Interest  accrued at 10% per annum, payable monthly at $5,000 per month through January 30,
                  1996 at which time the balance including accrued interest will be due.
                 (See Note 9)                                                             -                401,366

                 Trust  deed  note,  secured  by land and  50,000  shares of the
                  Company's  common  stock.  Interest  accrued at 15% per annum.
                  Principal  and interest  were due May 31, 1995.  However,  the note holder has not  demanded  full  payment and is  accepting partial
                  payments.                                                              127,073           211,433

                 Trust deed note payable, secured by land.  Interest
                  accrued at 8% per annum.  Payable $100,000 per
                  year plus the accrued interest for that year.                          359,370           459,370

                 Trust deed note,  dated June 10,  1996,  to be repaid  after 36 months.  The note is  secured  by a trust deed on 616 acres of the Red Hawk property. The note bears interest at 10.5% per
                  annum which is payable monthly.                                      2,000,000            -
                                                                                 ---------------   ---------------

                 Subtotal                                                              4,251,185         2,353,106

                 Less Current Portion                                                   (281,848)         (942,574)
                                                                                 ---------------   ---------------

                 Long-Term Portion                                               $     3,969,337   $     1,410,532
                                                                                 ===============   ===============

Maturities on long-term debt are as follows:

                          1996                                                   $       281,848
                          1997                                                         1,144,557
                          1998                                                           231,827
                          1999                                                         2,196,884
                          2000                                                           145,936
                          After 2000                                                     250,133
                                                                                 ---------------

                                                                                 $     4,251,185

    The accompanying notes are an integral part of these financial statements

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 7 -      PREFERRED STOCK

              The Company has issued 27,000 shares of its Class "A" cumulative convertible preferred stock through a private placement at $5 per share. The preferred stock pays a cumulative dividend at the rate of 10% per annum and is convertible into common stock per terms of the offering. The preferred stock also has certain preferences in liquidation. In 1996, 2,000 shares were converted into 1,221 shares of common stock. The Company has also issued 259,427 shares of class "B" preferred stock. The class "B" preferred stock has a preference upon liquidation of $5.00 per share, plus all accrued and unpaid dividends, whether or not earned or declared. The preference is secondary to the liquidation preference of the class "A" stock. The class "B" preferred stock is convertible at anytime before March 31, 1998 at the rate of 1 share of common stock to be valued at 40% of the low bid price for free trading shares at my time during the eighteen months preceding the conversion. The Company may redeem the class "B" preferred stock on or before March 31, 1998 at $5.00 per share plus dividends accrued at 10% per annum.

NOTE 8 -      COMMON STOCK SUBSCRIBED

              On March 22, 1994 the Company entered into an agreement to issue 2,835,000 shares of common stock pursuant to Regulation S at $3.00 per share. In May of 1994 the Company terminated the offering due to non performance by the sales agent. In 1996 the shares were issued for services rendered and valued at $1.00 per share.

              The Company has issued an additional 51,932 shares which have been offered to creditors in settlement of accrued expenses but the creditors have not yet accepted the shares. These shares are considered issued but not outstanding for financial statement purposes.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Results of Operations

         Three Months ended 9/30/96 compared to Three Months ended 9/30/95

         Sales for this period decreased $226,000, (89%) from $254,000 to $28,000. The net loss also increased from the same period last year by $81,881, (96%) from $85,287 to $167,168.

         Sales include the sale of real estate from the Cotton Manor and Cotton Acres subdivisions. During the current period one lot was sold from the Cotton Acres subdivision for $28,000 compared to three condominiums from Cotton Manor sold for an average of $84,667 in the prior year. The cost of the lot sold was $12,691, 45% of sales, and the average cost of the condominiums was $56,420, 67% of sales. The volume of lot sales has been adversely affected by the non-availability of funds needed to develop new lots. Inventory levels of completed lots remain very low. GVI has completed building two model townhomes within the Cotton Manor subdivision. GVI is considering selling these units to generate funds to continue the development of both lots and townhomes.

         Total general and administrative expenses increased $103,279 (98%) from $105,474 last year to $208,753 this year. The increase is due primarily to the cost of travel and fees paid for promotional services incurred in an effort to increase awareness and expand the markets for the Company's common stock. Interest income was $23,144 this period compared with $0 for the same period last year. Interest income relates to the interest earned on the $2,000,000 CD placed in the bank for Granite Construction's work on Red Hawk.

         Management believes that the future of the Company will depend on its ability to find long term financing for its Red Hawk project.

Six Months ended 9/30/96 compared to Six Months ended 9/30/95

         Sales for this period decreased from the same period in the prior year by $180,800, (53%) from $341,800 to $161,000. The net loss also increased for the same period by $153,642, (141%) from $108,753 to $262,395.

         Sales include the sale of real estate from the Cotton Manor and Cotton Acres subdivisions. During the current period, six lots were sold from the Cotton Acres subdivision for an average of $26,833 compared with four lots sold for an average of $21,950 and three condominiums from Cotton Manor sold for an average of $84,667 in the prior year. The average cost of lots sold this year was $12,341 and total cost of sales was $92,484, 57% of sales, compared with the average cost of the lots and condominiums sold last year of $11,641 and $56,420, respectively, and total cost of sales of $279,047, 82% of sales. The cost of sales is higher due to the sale of three condominiums last year compared with no condominiums sold in the current period.

         Total general and administrative expenses increased $182,639 (100%) from $182,633 last year to $365,272 this year. The increase is due primarily to the cost of travel and fees paid for promotional services incurred in an effort to increase awareness and expand the markets for the Company's common stock.

Additionally, a $100,000 fee was paid by the Company to a landowner to renegotiate the terms of the land purchase. This fee was expensed during the period.

Liquidity and Capital Resources

         At September 30, 1996, the Company had total assets of $8,934,674, total liabilities of $5,356,198 and total stockholders equity of $3,578,476 compared with total assets of $6,912,148, total liabilities of $3,570,695 and total stockholders equity of $3,341,453 at March 31, 1996. At September 30, 1996 cash increased by $783,518 (100%) to $1,567,898 from $784,380 on March 31, 1996.
The increase in total assets was due primarily to the cash received from a $2,000,000 loan from Miltex Industries, Geneva, Switzerland (Miltex) during the first quarter and an additional $558,000 loan received from Banque SCS, Geneva, Switzerland (Banque SCS) during the second quarter, capitalized payments of $323,464 to Granite Construction for the Red Hawk project and related capitalized interest. Total liabilities at September 30, 1996 increased by $1,785,503 (50%) to $5,356,198 from $3,570,695 at March 31, 1996. The increase was due to an increase in long-term debt of $2,558,000, related to the loans from Miltex and Banque SCS as described above, offset by loan paydowns and a reduction in accrued expenses.

         As of September 30, 1996, the Company had total current assets of $2,338,641 and total current liabilities of $1,386,861 which results in a current ratio of 1.69:1; compared with a current ratio of 0.75:1 as of March 31, 1996. The current ratio increase was due to the substantial increase in cash, as explained above. Real estate inventory as of September 30, 1996 decreased by $74,045 (10%) to $673,965 due primarily to the sale of six lots in the Cotton Acres subdivision since March 31, 1996.

         Current liabilities at September 30, 1996 decreased by $773,302, (36%), from March 31, 1996 due primarily to a loan payoff of $401,366, additional loan paydowns and a reduction in accrued expenses of $112,576,(11%).

         The Company has historically satisfied its cash needs through the sale of real estate, the private placement of securities and secured borrowings. In June 1996, the Company completed an offering under Section 504 of the Securities Act of 1933 (the "Securities Act"). Net proceeds to GVI were $889,424. Also in June, GVI borrowed $2,000,000 from Miltex and borrowed an additional $558,805 from Banque SCS, a stockholder of GVI. With this cash GVI escrowed sufficient funds to allow Granite to commence construction on Phase I of the Red Hawk project in July, 1996. Through November, 1996 GVI has paid to Granite $1,981,613 toward the Phase I improvements.

         Construction on the Red Hawk project has now slowed significantly due to the lack of sufficient financing. The Company has land and debt payments due during the current year of approximately $600,000 and liquidity for the coming year will be dependent on its ability to secure long- term financing for the Red Hawk project, upon the cash flow generated from the closing of lot sales in Red Hawk, and from sales related to Cotton Manor and Cotton Acres projects. If the Company does not receive sufficient financing for the Red Hawk project, the Company intends to meet its obligations through private offerings of common and/or preferred stock for cash and additional borrowings. No assurance can be given that the Company will succeed in obtaining sufficient financing for Red

Hawk or, if unsuccessful, that it will raise sufficient cash to meet its obligations through the sale of securities or additional borrowings. Without the additional financing, the Company has sufficient cash for operations to continue for only two or three months.


                                     PART II

Item 1.  Legal Proceedings

         Mid Valley Ventures, ( Mid Valley) was the holder of a mortgage on certain of the Company's properties and had recorded a notice of default in the Washington County recorders office. On April 12, 1996 the Company filed an action in the U.S. District Court of Utah, Central Division, to enjoin the foreclosure. On June 19, 1996 Mid Valley filed a counter claim against the Company. On August 30, 1996 in an effort to mitigate damages, the Company paid $436,025.39 as payment for sums due under the trust deed being foreclosed on by Mid Valley, subject to the Company reserving its claims against Mid-Valley. The note is now considered paid in full, and a deed of reconveyance has been executed and received by the Company. The Company's complaint for damages and Mid Valley's counter claim were referred to mediation which was unsuccessful. The matter will probably proceed to trial.


Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's securities holders during the quarter ended September 30, 1996.

Item 5.  Other Information

         On November 21, 1996, George H. Badger, President and Director, Leasing Technology Incorporated, a major shareholder of the Company, appeared in the U.S. Federal District Court for the Southern District of New York on a complaint charging him with one count of conspiracy to commit securities fraud and one count of criminal contempt.

Item 6.  Exhibits and Reports on Form 8-K

         (a) This Item is not applicable to the Company.
         (b) No Report on form 8-K was filed by the Company during the three month period ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        GOLF VENTURES, INC.
                                                            (Registrant)

                                             BY: /s/ Duane H.Marchant
                                                   DUANE H. MARCHANT, President




Dated:    December 20, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



    Signature                      Title                          Date

/s/ Duane H. Marchant   President,  Chief   Executive
                        Officer     and      Director
DUANE H. MARCHANT       (Principal Executive Officer)    -----------------------


/s/ Stephen B. Spencer  Secretary   /  Treasurer  and
                        Director   (Chief   Financial    -----------------------
STEPHEN B. SPENCER      Officer,   Chief   Accounting
                        Officer and Controller)