Form 10QSB
period 1996-12-31
GOLF VENTURES INC
filed 1997-02-13
CIK 833864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

                         Commission File Number 0-21337

                               GOLF VENTURES, INC.
             (Exact name of registrant as specified in its charter)

            UTAH                                        87-0403864
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

           102 WEST 500 SOUTH, SUITE 400, SALT LAKE CITY, UTAH, 84101 (Address of principal executive offices, including zip code)

                                 (801) 363-8961
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) been subject to such filing requirements for the past 90 days. Yes X No_

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                            Outstanding as of February 11, 1997
Common Stock, par value $.001                             1,852,828

                                TABLE OF CONTENTS
================================================================================
Heading                                                                    Page

                          PART I. FINANCIAL STATEMENTS

Item 1.    Balance Sheets - December 31, 1996 and                          4
           March 31, 1996

           Statements of Operations and Accumulated Deficit -
           Nine months ended December 31, 1996 and 1995 and three
           months ended December 31, 1996 and 1995                         5

           Statements of Stockholders Equity--March 31, 1995 through
           December 31, 1996                                               6-7

           Statements of Cash Flows - Nine months ended
           December 31, 1996 and 1995 and three months ended
           December 31, 1996 and 1995                                      8-9

           Notes to Financial Statements                                   10-14

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       15-17


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                               17

Item 2.    Changes in Securities                                           17

Item 3.    Defaults Upon Senior Securities                                 17

Item 4.    Submission of Matters to a Vote of Securities Holders           18

Item 5.    Other Information                                               18

Item 6.    Exhibits and Reports on Form 8-K                                18

           SIGNATURES                                                      18

                                     PART I

Item 1.           Financial Statements

         The following, unaudited Financial Statements for the three and nine month periods ended December 31, 1996, include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.













                      (THIS SPACE INTENTIONALLY LEFT BLANK)


                               GOLF VENTURES, INC.
                                 Balance Sheets

                                     ASSETS

                                                                                 December 31,        March 31,
                                                                                   1996               1996
                                                                                 (Unaudited)
CURRENT ASSETS

  Cash                                                                        $        64,916   $        784,380
  Accounts receivable, net (Note 1)                                                    72,528             92,153
  Inventory (Note 1)                                                                  560,965            748,010
                                                                              ---------------   ----------------

     Total Current Assets                                                             698,409          1,624,543

PROPERTY AND EQUIPMENT                                                                  9,112             -

LAND HELD FOR DEVELOPMENT (Note 3)                                                 11,220,339          5,287,605
                                                                              ---------------   ----------------

     TOTAL ASSETS                                                             $    11,927,860   $      6,912,148
                                                                              ===============   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Construction loans payable                                                  $       185,775   $        185,775
  Current portion of long-term debt (Note 5)                                          507,700            942,574
  Accrued expenses                                                                    941,588          1,031,814
                                                                              ---------------   ----------------

     Total Current Liabilities                                                      1,635,063          2,160,163
                                                                              ---------------   ----------------

LONG-TERM DEBT (Note 5)                                                             6,253,027          1,410,532
                                                                              ---------------   ----------------

     Total Liabilities                                                              7,888,090          3,570,695
                                                                              ---------------   ----------------

COMMITMENTS AND CONTINGENCIES (Note 7)                                                 -                  -
                                                                              ---------------   ----------------

STOCKHOLDERS' EQUITY

  Preferred stock  (10,000,000  shares  authorized at par value of $.001
   24,304 and 25,000 class "A" and 287,064 and 259,427 class "B"; shares
   issued and outstanding, respectively (Note 6)                                          311                284
  Common stock (25,000,000 shares authorized
   at par value of $.001) 1,852,828 and 1,628,828
   shares issued and 1,842,442 and 1,618,442 shares
   outstanding, respectively (Note 7)                                                   1,853              1,629
  Additional paid-in capital                                                        8,328,704          7,173,573
  Accumulated deficit                                                              (4,291,098)        (3,834,033)
                                                                              ---------------   ----------------

     Total Stockholders' Equity                                                     4,039,770          3,341,453
                                                                              ---------------   ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    11,927,860   $      6,912,148
                                                                              ===============   ================

   The accompanying notes are an integral part of these financial statements.



                               GOLF VENTURES, INC.
                            Statements of Operations


                                               For the Nine Months Ended            For the Three Months Ended
                                                      December 31,                         December 31,
                                         ---------------------------------    ----------------------------------
                                               1996              1995               1996               1995
                                         ---------------   ---------------    ---------------   ----------------
                                             (Unaudited)       (Unaudited)      (Unaudited)        (Unaudited)


REVENUE

  Real estate sales                      $       274,000   $       652,907    $       113,000   $        311,107
  Cost of sales - real estate                    160,422           430,254             67,938            151,207
                                         ---------------   ---------------    ---------------   ----------------

     Gross Profit                                113,578           222,653             45,062            159,900

GENERAL AND
 ADMINISTRATIVE EXPENSES                         621,445           310,595            162,042            127,962
                                         ---------------   ---------------    ---------------   ----------------

NET LOSS FROM OPERATIONS                        (507,867)          (87,942)          (116,980)            31,938

OTHER INCOME

  Interest income                                 34,935             5,536              9,798              2,110
  Other income                                    15,867            15,736              6,641              8,035
                                         ---------------   ---------------    ---------------   ----------------

NET LOSS                                 $      (457,065)  $       (66,670)   $      (100,541)  $         42,083
                                         ===============   ===============    ===============   ================

LOSS PER  SHARE                          $         (0.27)  $         (0.01)   $         (0.05)  $           0.00
                                         ===============   ===============    ===============   ================



   The accompanying notes are an integral part of these financial statements.




                               GOLF VENTURES, INC.
                       Statements of Stockholders' Equity

                                                                                              Additional
                                        Prferred Stock               Common Stock               Paid-in        Accumulated
                                      Shares      Amount         Shares        Amount           Capital          Deficit

Balance, March 31, 1995               92,694   $      93       1,532,607   $     1,533    $    3,140,391   $     (227,742)

Class "A" preferred stock
 converted to common
 stock                                (2,000)         (2)          1,221             1                 1                -

Class "B" preferred stock
 issued for cash                     193,733         193               -             -           968,473                -

Common stock issued for
 services                                  -           -          95,000            95           424,905                -

Common stock subscriptions
 paid in services (Note 7)                 -           -               -             -         2,835,000                -

Distributions to parent
 company                                   -           -               -             -          (195,197)               -

Income (loss) for the
 year ended
 March 31, 1996                            -           -               -             -                 -       (3,606,291)
                                ------------   ---------   -------------   -----------    --------------    --------------

Balance, March 31, 1996              284,427         284       1,628,828         1,629         7,173,573       (3,834,033)

Distributions to parent
 company (Unaudited)                       -           -               -             -          (339,060)               -

Contribution of capital
 by parent company
 (Unaudited)                               -           -               -             -           522,216                -

Common stock issued for
 cash (Unaudited)                          -           -          224,000           224        1,046,297                -

Class "B" preferred stock
 issued for interest
 (Unaudited)                          27,637          27               -             -           138,157                -

Class "A" preferred stock
 issued for interest
 (Unaudited)                           1,804           2               -             -             9,019                -

Class "B" preferred stock
 repurchased by the
 Company (Unaudited)                  (2,500)         (2)              -             -           (12,498)               -
                                ------------   ---------   -------------   -----------    --------------   --------------

Balance forward                      311,368   $     311       1,852,828   $     1,853    $    8,537,704   $   (3,834,033)
                                ------------   ---------   -------------   -----------    --------------   --------------

   The accompanying notes are an integral part of these financial statements.




                                                    GOLF VENTURES, INC.
                                      Statements of Stockholders' Equity (Continued)


                                                                                             Additional
                                       Preferred Stock             Common Stock                Paid-in        Accumulated
                                     Shares       Amount        Shares          Amount         Capital          Deficit

Balance forward                      311,368   $     311       1,852,828   $     1,853    $    8,537,704   $   (3,834,033)

Stock issuance costs
 (Unaudited)                               -           -               -             -          (209,000)               -

Income (loss) for the
 nine months ended
 December 31, 1996
 (Unaudited)                               -           -               -             -                 -         (457,065)
                                ------------   ---------   -------------   -----------    --------------   --------------

Balance,
December 31, 1996                    311,368   $     311       1,852,828   $     1,853    $    8,328,704   $   (4,291,098)
                                ============   =========   =============   ===========    ==============   ==============

   The accompanying notes are an integral part of these financial statements.



                               GOLF VENTURES, INC.
                            Statements of Cash Flows


                                              For the Nine Months Ended            For the Three Months Ended
                                                    December 31,                         December 31,
                                         ---------------------------------    ----------------------------------
                                               1996              1995               1996               1995
                                         ---------------   ---------------    ---------------   -----------
OPERATING ACTIVITIES                         (Unaudited)       (Unaudited)      (Unaudited)        (Unaudited)

  Net income (loss)                      $      (457,065)  $       (66,670)   $      (100,541)  $         42,083
  Adjustments to reconcile net
   income (loss) to net cash used
   in operating activities:
    Depreciation                                     496                 -                330                  -
  Changes in assets and liabilities:
    (Increase) decrease in accounts
     receivable                                   19,625            (7,544)            24,250            (35,388)
    (Increase) decrease in inventory             187,045           338,533            113,000            126,913
    Increase (decrease) in accrued
     expenses                                     56,979           195,225             26,279            (21,147)
                                         ---------------   ---------------    ---------------   ----------------

     Net Cash Provided (Used)
      by Operating Activities                   (192,920)          459,544            (63,318)           112,461
                                         ---------------   ---------------    ---------------   ----------------

INVESTING ACTIVITIES

  Property and equipment                          (9,608)                -             (3,620)                 -
  Land held for development                   (3,498,966)         (390,190)        (2,196,360)          (120,926)
                                         ---------------   ---------------    ---------------   ----------------

     Net Cash Provided (Used)
      by Investing Activities                 (3,508,574)         (390,190)        (2,199,980)          (120,926)
                                         ---------------   ---------------    ---------------   ----------------

FINANCING ACTIVITIES

  Preferred stock redeemed                       (12,500)                -            (12,500)                 -
  Capital contributed by parent                  522,216                 -            522,216                  -
  Stock offering costs                          (209,000)                -                  -                  -
  Common stock issued for cash                 1,046,521                 -                  -                  -
  Long-term borrowings                         2,683,727           418,382            275,000            250,000
  Distributions to parent company               (339,060)         (210,288)              (958)                 -
  Principal payments on
   long-term debt                               (709,874)          (60,865)          (150,078)           (54,673)
                                         ---------------   ---------------    ---------------   ----------------

     Net Cash Provided (Used)
      by Financing Activities                  2,982,030           147,229            633,680            195,327
                                         ---------------   ---------------    ---------------   ----------------

INCREASE (DECREASE) IN CASH                     (719,464)          216,583         (1,502,982)           186,862

CASH AT BEGINNING
 OF PERIOD                                       784,380            20,091          1,567,898             49,812
                                         ---------------   ---------------    ---------------   ----------------

CASH AT END OF PERIOD                    $        64,916   $       236,674    $        64,916   $        236,674
                                         ===============   ===============    ===============   ================


The accompanying notes are an integral part of these financial statements.



                               GOLF VENTURES, INC.
                      Statements of Cash Flows (Continued)


                                              For the Nine Months Ended            For the Three Months Ended
                                                      December 31,                         December 31,
                                         ---------------------------------    ----------------------------------
                                               1996              1995               1996               1995
                                         ---------------   ---------------    ---------------   -----------
                                             (Unaudited)       (Unaudited)      (Unaudited)        (Unaudited)
SUPPLEMENTAL CASH
 FLOW DISCLOSURES
  Cash Paid For:
    Interest                             $             -   $             -    $             -   $              -
    Income taxes                         $             -   $             -    $             -   $              -

NON CASH FINANCING
 ACTIVITIES
  Preferred stock issued for debt        $       147,205   $       168,382    $       147,205   $              -
  Land purchased for a note
   payable                               $     2,433,768   $             -    $             -   $              -

   The accompanying notes are an integral part of these financial statements.

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                      March 31, 1996 and December 31, 1996


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

                                             Year ended
                                              to expire             Amount
                                       ------------------    ----------------
                                               2007          $         16,000
                                               2008                   114,000
                                               2009                    97,000
                                               2010                 3,623,000
                                               2011                   450,000
                                                             ----------------

                                       Total                 $      4,300,000
                                                             ================

              The Company has elected a March 31 fiscal year end for book and tax purposes.


              B.  EARNINGS (LOSS) PER SHARE OF COMMON STOCK

              The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during each period. The common stock equivalents are anti-dilutive and accordingly are not used in the loss per share computation.

              C.  INCOME RECOGNITION

              Income on real estate is recognized in accordance with the provisions of FASB-66.

              D.  CONCENTRATION OF RISK

              The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At March 31, 1996 the Company exceeded the insured limit by approximately $584,380.

              The Company builds and develops real property in Southern Utah. In the normal course of business the Company extends secured credit to its customers.

   The accompanying notes are an integral part of these financial statements.

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                      March 31, 1996 and December 31, 1996

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

              H.  ACCOUNTS RECEIVABLE

              The Company's accounts receivable are from the sale of lots and condominiums in its Cotton Manor and Cotton Acres projects. The Company has recorded an allowance for doubtful accounts of $5,000. The Company holds a trust deed on the properties sold and the Company expects that its sales backlog will allow it to immediately resell any property which it foreclosed upon.

              I.  ESTIMATES

              Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of commitments and contingencies, and the reported revenues and expenses.

              J.  UNAUDITED FINANCIAL STATEMENTS

              In the opinion of management, the accompanying unaudited statements of operations, stockholders' equity and cash flows for the three months and nine months ended December 31, 1996 and 1995 include all of the adjustments necessary for a fair statement of results. All such adjustments are of a normal recurring nature.

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

   The accompanying notes are an integral part of these financial statements.

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                      March 31, 1996 and December 31, 1996

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

NOTE 4 -      RELATED PARTY TRANSACTIONS

              During the year ended March 31, 1996, the Company issued 193,733 shares of class "B" preferred stock to a shareholder for cash totaling $968,666 (See Note 6).

              During the nine months ended December 31, 1996 the Company completed a private placement of 200,000 shares of its common stock at $5.00 per share. The Company incurred $100,000 of costs in connection with the stock offering for net proceeds of $900,000.

NOTE 5 -      LONG-TERM DEBT

                                                                                      December 31,         March 31,
                                                                                         1996                1996
                                                                                       (Unaudited)

              Promissory  note  secured  by land.  Interest  accrued  at 10% per annum, payable in shares of the Company's common stock.  $120,000 principal  plus a percentage of the proceeds of lot sales payable annually  beginning on February 1, 1991 through  February 1, 1997 at  which  time the  balance  will be due as a  balloon  payment.
               $2,000 from each
               Red Hawk lot sale also applies to the note.                       $        646,502   $         721,502

              Promissory note secured by land.  Annual
               payments through August 15, 2016 at $30,524
               per year including interest at 10% per annum.                              201,890             204,435

              Promissory note secured by land, bearing
               interest at 9.75% payable in full including
               accrued interest on June 18, 1997.                                       1,188,805             355,000
                                                                                 ----------------     ---------------

              Balance forward                                                   $       2,037,197   $       1,280,937
                                                                                 -----------------    ---------------

   The accompanying notes are an integral part of these financial statements.


                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                      March 31, 1996 and December 31, 1996


NOTE 5 -      LONG-TERM DEBT (CONTINUED)

                                                                                       December 31,        March 31,
                                                                                         1996                1996
                                                                                       (Unaudited)

              Balance forward                                                    $       2,037,197   $       1,280,937

              Purchase  contract and note secured by land.  Interest  accrued at
               10% per annum, payable monthly at $25,000 per month until May 15,
               1998 at which time the
               balance including accrued interest will be due.                           2,283,690                   -

              Trust deed  note  secured  by land.  Interest  accrued  at 10% per annum,  payable  monthly at $5,000 per month through  January 30,
               1996 at which time the
               balance including accrued interest will be due.                                   -             401,366

              Trust deed note secured by land and 50,000 shares of the Company's common stock.  Interest  accrued at 15% per annum.  Principal and interest were due May 31, 1995. However,  the note holder has not demanded full payment and is accepting partial
               payments.                                                                    80,470             211,433

              Trust deed note payable, secured by land.  Interest
               accrued at 8% per annum.  Payable $100,000 per
               year plus the accrued interest for that year.                               359,370             459,370

              Trust deed  note,  dated  June 10,  1996,  to be  repaid  after 36 months.  The note is  secured by a trust deed on 616 acres of the
               Red Hawk property. The note bears interest at 10.5% per
               annum which is payable monthly.                                           2,000,000                   -
                                                                                 -----------------   -----------------

              Subtotal                                                                   6,760,727           2,353,106

              Less Current Portion                                                        (507,700)           (942,574)
                                                                                 -----------------   -----------------

              Long-Term Portion                                                  $       6,253,027   $       1,410,532
                                                                                 =================   =================

   The accompanying notes are an integral part of these financial statements.

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                      March 31, 1996 and December 31, 1996


NOTE 5 -      LONG-TERM DEBT (CONTINUED)

               Maturities on long-term debt are as follows:

                          1996                                $       507,700
                          1997                                      1,144,557
                          1998                                      2,515,517
                          1999                                      2,196,884
                          2000                                        145,936
                          After 2000                                  250,133
                                                              ---------------

                                                              $     6,760,727

NOTE 6 -      PREFERRED STOCK

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

NOTE 7 -      COMMON STOCK SUBSCRIBED

              On March 22, 1994 the Company entered into an agreement to issue 567,000 shares of common stock. In May of 1994 the Company terminated the offering due to non performance by the sales agent. In 1996, the shares were issued for services rendered and valued at $5.00 per share.

              The Company has issued an additional 10,386 shares which have been offered to creditors in settlement of accrued expenses by the creditors have not yet accepted the shares. These shares are considered issued but not outstanding for financial statement purposes. The amount of the liabilities is included in accrued expenses at December 31, 1996 and March 31, 1996, respectively.



   The accompanying notes are an integral part of these financial statements.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Results of Operations

         Three Months ended 12/31/96 compared to Three Months ended 12/31/95

         Sales for this period decreased $198,107 (64%) from $311,107 to $113,000. Income from operations decreased from a net gain of $42,083 to a net loss of $100,541, a change of $142,624 (339%).

         Sales include the sale of real estate from the Cotton Manor and Cotton Acres subdivisions. During the current three month period four lots were sold from the Cotton Acres subdivision for an average of $28,250. This compares to ten lots sold for an average of $23,363 in the comparable prior year period. The average cost of the lots sold in the current period was $12,643, 45% of sales, and the average cost of the lots sold for the same period last year was $12,691, 54% of sales. The volume of lot sales has been adversely affected by the non-availability of funds needed to develop new lots. Inventory levels of completed lots remain very low. GVI has completed building two model townhomes within the Cotton Manor subdivision. GVI is considering selling these units to generate funds to continue the development of both lots and townhomes.

         Total general and administrative expenses increased $34,080 (27%) from $127,962 during the three months ended December 31, 1995 to $162,042 during the three months ended December 31, 1996. The increase is due primarily to the increase in legal fees paid for ongoing matters. Interest income was $9,798 this period compared with $2,110 for the same period last year, resulting in a change of $7,686 (364%). Interest income relates to the interest earned on the remaining balance of the $2,000,000 CD placed in the bank for Granite Construction's (Granite) work on Red Hawk. Through January 31, 1997 Granite had earned and received $1,981,681 on the Red Hawk contract. Granite has completed their contract and the CD account has been closed.

         Management believes that the future of the Company will depend on its ability to find long term financing for its Red Hawk project.

Nine Months ended 12/31/96 compared to Nine Months ended 12/31/95

         Sales for this period decreased from the same period in the prior year by $378,907 (58%) from $652,907 to $274,000. The net loss also increased for the same period by $390,395 (586%) from $66,670 to $457,065.

         Sales include the sale of real estate from the Cotton Manor and Cotton Acres subdivisions. During the current nine month period, ten lots were sold from the Cotton Acres subdivision for an average of $26,833 compared with fourteen lots and three condominiums sold for an average of $21,950 and $84,667, respectively, in the comparable prior year period. The average cost of lots sold this year was $12,462 and total cost of sales was $124,618, 45% of sales, compared with the average cost of the lots and condominiums sold last year of $12,391 and $56,420, respectively, and total cost of sales of $342,736, 59% of sales. The cost of sales is higher due to the sale of three condominiums during the prior year period compared with no condominiums sold in the current period.

         Total general and administrative expenses increased $310,850 (100%) from $310,595 during the nine months ended December 31, 1995 to $621,445 during the nine months ended December 31, 1996. The increase is due primarily to the cost of travel and fees paid for promotional services incurred in an effort to increase awareness and expand the markets for the Company's common stock. Also, legal fees increased for ongoing matters and a $100,000 fee was paid by the Company to a landowner to renegotiate the terms of the land purchase. This fee was expensed during the period.

Liquidity and Capital Resources

         At December 31, 1996, the Company had total assets of $11,927,860, total liabilities of $7,888,090 and total stockholders equity of $4,039,770 compared with total assets of $6,912,148, total liabilities of $3,570,695 and total stockholders equity of $3,341,453 at March 31, 1996. At December 31, 1996 cash decreased by $719,464 (92%) to $64,916 from $784,380 on March 31, 1996. The increase in total assets was due primarily to the addition of the Stucki land ($2,266,104) to the balance sheet. Also, development costs increased for capitalized payments of $1,981,681 to Granite Construction, capitalized interest on borrowings of $733,948 and $93,169 paid to Washington City for installation of a water line. Total liabilities at December 31, 1996 increased by $4,317,395 (121%) to $7,888,090 from $3,570,695 at March 31, 1996. The increase was due to an increase in long-term debt of $4,842,495, related to the loans from Miltex Industries and Banque SCS received in the prior quarter and the addition of the Stucki loan for $2,266,104 offset by loan paydowns and a reduction in accrued expenses.

         As of December 31, 1996, the Company had total current assets of $698,409 and total current liabilities of $1,635,063 which results in a current ratio of 0.43:1; compared with a current ratio of 0.75:1 as of March 31, 1996. The current ratio decrease was due primarily to the decrease in cash in banks after completing payment to Granite Construction. Real estate inventory as of December 31, 1996 decreased by $187,045 (25%) to $560,965 due primarily to the sale of ten lots in the Cotton Acres subdivision since March 31, 1996. Accounts receivable also decreased $19,625 (21%) from $92,153 to $72,528 for the receipt on lot sales receivables in Cotton Acres.

         Current liabilities at December 31, 1996 decreased by $525,100 (24%), from March 31, 1996 due primarily to a loan payoff of $401,366, additional loan paydowns and a reduction in accrued expenses of $90,226 (9%).

         The Company has historically satisfied its cash needs through the sale of real estate, the private placements of securities and secured borrowings. In June 1996, the Company completed an offering under Section 504 of the Securities Act of 1933 (the "Securities Act"). Net proceeds to GVI were $889,424. Also in June, GVI borrowed $2,000,000 from Miltex Industries. With this cash GVI escrowed sufficient funds to allow Granite to commence construction on Phase I of the Red Hawk project in July, 1996. Through January, 1997 GVI has paid to Granite $1,981,613 toward the Phase I improvements and Granite has completed its work on Red Hawk. Crown Construction is now doing finish work on the golf course. During this fiscal year, through January 1997, GVI has borrowed $933,805 from Banque SCS, a stockholder of GVI.
         Construction on the Red Hawk project has now slowed significantly due to the lack of sufficient long-term financing. The Company has land and debt payments due during the current year of approximately $600,000 and liquidity for the coming year will be dependent on its ability to secure long- term financing for the Red Hawk project, upon the cash flow generated from the closing of lot sales in Red Hawk, and from sales related to Cotton Manor and Cotton Acres projects. Subject to receipt of sufficient financing to complete construction, the Company believes that 19 lots in Phase X of Cotton Acres will be completed in May. Many of these lots have been pre-sold and should be completely sold out by May. Also, 19 pads for townhome units in Cotton Manor, Phase IV have been completed. One townhome has been built and sold, two more are under construction. These sales will not be sufficient to financially support the Company and the Red Hawk project. If the Company does not receive sufficient financing for the Red Hawk project, the Company intends to meet its obligations through private offerings of common and/or preferred stock for cash and additional borrowings. No assurance can be given that the Company will succeed in obtaining sufficient financing for Red Hawk or, if unsuccessful, that it will raise sufficient cash to meet its obligations through the sale of securities or additional borrowings. Without the additional financing, the Company has sufficient cash for operations to continue for only two or three months.

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

Item 2.  Changes in Securities

         On December 31,1996 the Company issued 27,637 shares of Class B Preferred Stock to Banque SCS for $138,185 of accrued interest owed through that date to Banque SCS and Miltex Industries on borrowings. The issuance of stock to said entities was a transaction by the Company not involving any public offering and thereby exempt from registration under the Securities Act of 1933 pursuant to Section 4 (2) of said Act.

Item 3.  Defaults Upon Senior Securities

         The Company's note with Property Alliance became payable in full on February 1, 1997. The principle balance of the note was $646,502 on said date. Property Alliance has taken no action against the Company and management expects to extend the term of the note on favorable terms.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's securities holders during the quarter ended December 31, 1996.

Item 5.  Other Information

         On November 21, 1996, George H. Badger, former President and Director, Leasing Technology Incorporated, a major shareholder of the Company, appeared in the U.S. Federal District Court for the Southern District of New York on a complaint charging him with one count of conspiracy to commit securities fraud and one count of criminal contempt.

Item 6.  Exhibits and Reports on Form 8-K

               This Item is not applicable to the Company.
               No Report on form 8-K was filed by the  Company  during the three month period ended December 31, 1996.

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

Dated:    February 12, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                     Title                          Date

/s/ Duane H. Marchant    President,   Chief  Executive
DUANE H. MARCHANT        Officer     and      Director    ----------------------
                         (Principal Executive Officer)



/s/ Stephen B. Spencer   Secretary / Treasurer and
STEPHEN B. SPENCER       Director (Chief Financial        ----------------------
                         Officer, Chief Accounting
                         Officer  and  Controller)