Form 10-K
period 1997-03-31
GOLF VENTURES INC
filed 1997-07-15
CIK 833864

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required, effective October 7, 1996.)

                    For the fiscal year ended March 31, 1997

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from _____________ to _____________ .

                         Commission file number 0-21337

                               GOLF VENTURES, INC.
                 (Name of Small Business Issuer in Its Charter)

              UTAH                                    87-0403864
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

            102 West 500 South, Suite 400, Salt Lake City, Utah 84101
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 363-8961
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]    No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The  issuer's revenues for the year ended March 31, 1997 were $274,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 8, 1997 was $1,662,767.

         The number of shares outstanding of the issuer's common equity, as of July 8, 1997 was 2,925,066 shares.

         Transitional Small Business Disclosure Format (check one):Yes[ ] No[x]

                                     PART I

Item 1.   Business.

GENERAL

         Golf Ventures, Inc. ("GVIC" or "the Company") is a Utah corporation. GVIC is primarily engaged in developing certain residential and recreational real estate projects. GVIC's principal corporate offices are located at 102 West 500 South, Suite 400, Salt Lake City, Utah 84101 and its telephone number is
(801) 363-8961. GVI has three full time and one part time employees.

         In 1990, American Resources and Development Company, the parent company of GVIC, acquired a 616 acre real estate development near St. George, Utah. In 1994, the real estate project was renamed Red Hawk(R) International Golf & Country Club ("Red Hawk(R)"). Also in 1991, ARDCO purchased two residential developments in St. George consisting of condominiums, cottages, and single family dwelling lots known as Cotton Manor and Cotton Acres respectively.

         In December 1992, pursuant to a Real Estate Acquisition Agreement (the "ARDCO Real Estate Acquisition Agreement") ARDCO assigned all of its real estate holdings in Red Hawk(R), Cotton Manor and Cotton Acres to the Company in
exchange for 3,273,728 shares of GVIC common stock, which represented approximately 86% of the Company's total outstanding shares. GVIC further agreed to assume all obligations related to the acquired real estate. The obligations are further described below. On June 1, 1994, GVIC acquired an additional 54 acres of land adjacent to Red Hawk(R) for future development.

         Although the real estate market in the St. George area is extremely competitive, Company management believes it is well positioned in terms of pricing and location with respect to the Cotton Manor and Cotton Acres projects such that it can compete effectively. With respect to the Red Hawk project, the Company will require additional financing for development, after which management believes the Red Hawk project will offer competitive values to potential buyers. There can be no assurance, however, that such financing will be available on terms and conditions which will allow the Company to develop the Red Hawk project successfully.

RED HAWK(R) INTERNATIONAL COUNTRY CLUB

         Red Hawk(R) International Golf & Country Club is a master-planned residential golfing and recreational community situated on 670 acres of land that, when completed, will include more than 945 building lots, a 27 hole golf course, tennis courts, swimming pools, and other recreational amenities. Red Hawk(R) is located in southwest Utah, three (3) miles southeast of St. George in the City of Washington, approximately 120 miles from Las Vegas, Nevada, and within a short drive of several national parks including Zion National Park and Bryce National Park. Red Hawk(R) is situated on rolling farm land surrounded on three sides by a horseshoe of rolling hills.

         Land and Debt

         On March 30, 1990, ARDCO purchased, pursuant to an option agreement (as amended, the "Stucki Purchase Agreement") with Dr. Karl F. Stucki and Mrs. Marcia C. Stucki, Trustees of the Karl F. and Marcia C. Stucki Income Trust (the "Stuckis"), 487 acres of real property (the "Stucki Parcel") to be the site of the proposed Red Hawk(R) project. The total purchase price of the property was $3,000,000, which included a trust deed note (the "Stucki Note") for $2,865,000 bearing interest at 10% and secured by the Stucki Parcel. The note included monthly payments with the note payable in full in January 1994. In May 1994, the Company renegotiated the Stucki contract and has been making monthly payments of $25,000 inclusive of principle and interest. The July 5, 1994 modification provided for the partial release to GVIC of approximately 200 acres of the Stucki Parcel as and when the Company pays $6,500 per acre. On July 5, 1996, GVIC entered into a Further Modification Agreement with the Stuckis whereby GVIC, in exchange for the Stucki's extending repayment of the Stucki Note, agreed to pay the Stucki's a lump payment of $75,000 upon the execution of the Further Modification Agreement and provides for the payment of $25,000 per month through May 15, 1998 after which time the entire balance of the Stucki Note will be due and payable. As of May 31, 1997, a balance of approximately $2,234,000 remained outstanding on the Stucki note, inclusive of principal and accrued interest.

          GVIC owns two additional parcels of land contiguous to the 487-acre Stucki Parcel. The first parcel, consisting of approximately 129 acres, was acquired by ARDCO from an unaffiliated third party and transferred to GVI in December 1992 under the ARDCO Real Estate Acquisition Agreement. The purchase price for the parcel was paid in full by delivery of 260,000 shares of ARDCO's common stock. The second parcel (54 acres) was purchased by the Company on June 1, 1994 from an unaffiliated third party, for a purchase price of $500,000 and 600 shares of the Company's common stock. The terms of the purchase were $25,000 cash down, $25,000 payable 90 days from closing, and annual payments of $100,000, with interest accruing at a rate of 8% per annum. GVI intends to use the 54 acre parcel for commercial and higher density residential development. At June 30, 1997 the balance owing on the purchase note was $355,890.

         On December 31, 1996 GVIC signed a trust deed note in favor of Miltex Industries, Geneva Switzerland for $3,238,805. The Company borrowed these funds to commence construction on the Red Hawk project. The note requires monthly interest payments calculated at the rate of 10.5% per annum through June 10, 1999, at which time the entire principal balance (together with outstanding interest therein) is due and payable. The note is secured by a trust deed on the three parcels of land comprising the Red Hawk project. Interest payable on the note at June 30, 1997 was approximately $170,000. GVIC expects to be able to convert this accrued interest to Class B Preferred stock. Since December 31, 1996 and through June 30, 1997 GVIC has borrowed an additional $410,000 from Miltex on the terms as described above.

          On May 31, 1994 the Company borrowed $250,000 from the Foss Lewis Profit Sharing Plan. The loan is secured by a trust deed in the second position on the Stucki Parcel, a trust deed in the first position on the 129-acre parcel and 50,000 shares of GVIC common stock. The outstanding balance of principle and accrued interest at June 30, 1997 was $89,383. Although the Foss Lewis note was due and payable on May 31, 1995, the holder has verbally agreed to extend payment and has taken no action against GVIC. GVIC's management expects to pay the note in full before December 31, 1997.

         Red Hawk(R) Current Developments and 12 Month Plan of Operation

         During fiscal year 1997 Washington City completed construction of a storage tank for culinary (drinking) water in close proximity to Red Hawk(R), together with a water pumping station and delivery lines which run through GVIC's Red Hawk development. As a result, management believes that Red Hawk(R) will have adequate quantities of culinary water available. The cost to GVIC for this water line was $130,000.

         In July 1996 Granite Construction broke ground on Phase I at Red Hawk. Phase I will consist of development and sale of 102 estate lots, 7 cottages, 5 corporate villas, and construction of the first 18 holes of the golf course, a double driving range, irrigation, lakes and infrastructure for utilities.

Through November 1996 Granite roughed in eighteen holes of the golf course, graded the sites for 102 residential lots, installed sewer laterals to the lots and graded the major roads in the project. Granite was paid $1,981,681 for its work. GVIC employed Crown Golf to do the finish grading on the golf course. Crown has been paid $35,817 and is owed $218,721 through June 30, 1997. In November, 1996, GVIC stopped construction at its Red Hawk project until additional funding can be obtained on terms and conditions satisfactory to Company management. Management can give no assurance as to when or if financing will be obtained and construction resumed. During the fiscal year ending March 31, 1998, the Company will continue its efforts to acquire permanent financing for development of Phase I at Red Hawk(R).

         Assuming adequate financing can be obtained on terms and conditions satisfactory to Company management, the Phase I construction could be completed within six months of the receipt of that financing at a cost of approximately $5,700,000. Additionally, a sewer line will need to be brought to the property. As Washington City owns and is responsible for sewer lines, the Company must negotiate with the City with respect to the construction of and payment for the sewer line. Construction costs are estimated to be approximately $1,000,000 for the off-site sewer. The Company estimates that an additional $135,000 will be required for construction of a gas line. There is a possibility that future expenditures for on-site electric power will be necessary; however, this has not been determined and no estimates of costs will be obtained until future demands are assessed. There can be no assurance that additional development costs will not be incurred or that such costs will not be material. Investors should note that Company management estimates future development costs based upon prior real estate development industry experience. It therefore relies on its business judgment, which may not prove accurate as actual results invariably deviate from estimates. The final plat for Red Hawk will be recorded upon installation of all improvements and/or bonding of Phase I. The Company management believes that no other permits or authorization are required until after filing of the final plat for Phase I, at which time building permits will be obtained from Washington City. 35 reservations have been taken for residential lots in Red Hawk(R) under the Company's pre-sales lot program.

COTTON MANOR AND COTTON ACRES

         In September 1991, ARDCO purchased from Property Alliance, for an aggregate purchase price of $2,592,050, two real estate developments located in St. George, Utah consisting of approximately 80 contiguous acres and including an existing condominium development known as Cotton Manor and a single residence development known as Cotton Acres. At the time of the acquisition, the two developments consisted of both developed and undeveloped property. On December 31, 1992, pursuant to the ARDCO Real Estate Acquisition Agreement, the Company assumed all of ARDCO's right, title and interest in Cotton Manor and Cotton Acres and assumed the related liabilities, including ARDCO's outstanding obligations.

         Land and Debt

         The total purchase price for Cotton Manor and Cotton Acres under the Sales Agreement between Property Alliance and ARDCO was $2,592,050, payable as described below. ARDCO made an initial payment of $23,601 at the time of the acquisition and assumed various obligations of Property Alliance related to the acquired properties including, (i) a promissory note with an outstanding balance of $277,304, payable $30,000 per year, (ii) a promissory note with an outstanding balance of $101,145, which has been paid in full and (iii) a Special Improvement District (SID) obligation estimated at $53,000, of which $36,000 has been paid through June 30, 1997. ARDCO also delivered to Property Alliance a trust deed note in the principal amount of $1,387,000, bearing interest at the rate of 10% per annum, which note is secured by a trust deed covering the conveyed properties. A portion of the principal on the trust deed note was payable in six annual installments of $120,000 through February 1, 1997 and interest is payable in shares of ARDCO common stock. In addition, the Sales Agreement requires mandatory prepayments of 75% of the gross proceeds from the sale of the acquired assets plus $2,000 from the sale of each Red Hawk(R) lot. Although ARDCO and the Company did not make payments on the trust deed note on the foregoing terms, ARDCO and GVIC have made various oral arrangements with Property Alliance, described below, with respect to such payments. Additionally, ARDCO issued 150,000 shares of its Series C Convertible Preferred stock (valued at $5.00 per share or $750,000) to Property Alliance.

         On June 30, 1994, Property Alliance, ARDCO and the Company entered into a modification of the original Sales Agreement under which, in consideration of Property Alliance extending the due date of the first four annual payments on the note (aggregating $480,000) until July 31, 1995, the Company is obligated to make a mandatory prepayment on the note of $5,000 (rather than $2,000) for each Red Hawk(R) lot sold by GVIC. In addition, GVIC is obligated to pay Property Alliance, as a mandatory prepayment on the Note, $175,000 from the first $1,000,000 of long term financing proceeds the Company secures for development of Red Hawk(R). As of May 31, 1997 the principal balance of the trust deed note was $646,502 and accrued interest, payable with ARDCO common stock, was $485,954.

         Cotton Manor, a 19 acre  development,  currently  includes 28 completed condominiums (one two-story building with 16 units and three one-story four-plexes) and recreational facilities including swimming pool, tennis courts, and a putting green.

         Cotton Manor and Cotton Acres Current Developments and 12 Month Plan of Operation.

         The Company currently intends to build an additional 102 cottages as marketing of the project develops. Each cottage is part of a single, detached planned unit development (PUD). Two cottage models have been completed. Approval to construct the first 19 cottages has been obtained from the City of St. George. Installation of the water, sewer and power lines for the 19 units is completed. GVIC has recently commenced marketing the cottages and believes that the initial 19 cottages can be sold within approximately two years. Building permits will be obtained from the City of St. George as needed. Following the sale of the 19 units, known as Phase IV, GVIC intends to commence marketing and developing additional Phases.

         Cotton Acres is a 61 acre development consisting of 259 lots. All 200 lots in Phases I-IX have been sold and dwelling units on such lots have been completed. Development of Phase X, consisting of 19 lots has been completed. These lots have been pre-sold and should all close prior to September, 1997. Management anticipates that the development and sale of the lots from the remaining phases should be completed within two years, although there can be no assurance that market conditions will allow for the sales.

Item 2.           Properties.

         The  Company's  executive  offices  are  located at 102 West 500 South,
Suite 400, Salt Lake City, Utah 84101. This office facility consists of approximately 2,150 square feet and was being leased pursuant to a 24-month lease which expired on May 31, 1997. The Company is paying $2,229 for the space on a month-by-month basis. Management intends to renegotiate the lease, or move to a different office space within the same building and sign a new lease for multiple years. The Company shares this office space with ARDCO. The Company and ARDCO have an oral agreement pursuant to which the Company pays the rent and certain related overhead charges for both companies and ARDCO pays the salary of certain of the Company's employees, who also provide part-time services to ARDCO. Historically, the value of the rent and overhead charges paid by GVI attributable to ARDCO have been approximately equal to the value of the services provided by the Company's employees and paid for by ARDCO, however no exact accounting has been maintained.

         The Company's real estate holdings are comprised of one recreational and residential development consisting of approximately 670 acres near St. George, Utah named Red Hawk(R) International Golf & Country Club, and two residential developments in St. George, Utah aggregating approximately 80 acres known as Cotton Manor and Cotton Acres. See "Item 1. Business." for a more detailed description of these properties.

         Management believes that the Companies properties are adequately insured given their current state of development.

Item 3.   Legal Proceedings.

         No legal proceedings are pending at this time.

Item 4.   Submission of Matters to a Vote of Security Holders.

         No items were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                     PART II

Item 5.   Market for Common Equity & Related Stockholder Matters.

         The Company's common stock is currently traded in the over-the-counter market on the Electronic Bulletin Board under the symbol GVIC. As soon as practicable and applicable listing requirements are met, the Company intends to apply to have its common stock listed for trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ), although there is no assurance that such listing will be obtained.

         The following table represents the range of high and low bid quotations for the calendar quarters indicated since the first quarter of 1995.

                  Calendar Quarters               High Bid              Low Bid

                  1995
                  1st Quarter                         6.38                 5.50
                  2nd Quarter                         5.38                 3.00
                  3rd Quarter                         5.44                 4.25
                  4th Quarter                         4.50                 3.25

                  1996
                  1st Quarter                         4.25                 2.75
                  2nd Quarter                         3.25                 1.32
                  3rd Quarter                         2.38                 1.25
                  4th Quarter                         7.50                 3.75

                  1997
                  1st Quarter                         2.63                 1.31
                  2nd Quarter                         1.81                 1.18

         The foregoing quotations were obtained from broker-dealers and market makers who provide daily reports of the NASD Electronic Bulletin Board. The above quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         As of July 8, 1997, the Company had 2,925,066 shares of its common stock issued and outstanding, and there were 797 shareholders of record, which figures do not take into consideration those shareholders whose certificates are held in the name of broker-dealers.

         As of the date hereof, the Company has not paid or declared any cash dividends. The Company can give no assurance that it will generate future earnings from which cash dividends can be paid. Future payment of dividends by the Company, if any, is at the discretion of the Board of Directors and will depend, among other criteria, upon the Company's earnings, capital requirements, and its financial condition as well as other relative factors. Management has followed the policy of retaining any and all earnings to finance the development of its business. Such a policy is likely to be maintained as long as necessary to provide working capital for the Company's operations.

RECENT SALES OF UNREGISTERED SECURITIES

         On June 4, 1996 the Company sold 200,000 shares of its common stock. The shares were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Rule 504 of Regulation D promulgated thereunder. Net proceeds from the offering were $879,424.

         On July 29, 1996 the Company repaid a $17,261 indebtedness owed to Banque SCS, by issuing 10,000 shares of its common stock to Banque SCS. The shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

         On September 11, 1996 the Company issued 2,000 shares each to Mark Qualey and Cambridge consultants for promotional services valued at $12,000. The shares were exempt from registration pursuant to Section 4(2) or 3(b) under the Securities Act.

         On September 30, 1996 the Company repaid a $17,260 indebtedness owed to Banque SCS, by issuing 10,000 shares of its common stock to Banque SCS. The shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

         On December 10, 1996 the Company issued 1,804 shares of its Series A Preferred Stock to George Dalton for indebtedness of $9,021 to Mr. Dalton. These shares were exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder.

         On December 30, 1996 the Company repaid a $138,185 indebtedness to Banque SCS, by issuing 27,637 shares of its common stock to Banque SCS. The shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

         On July 8, 1997 the Company issued 823,343 shares of its common stock to ARDCO for cash advances and interest of $1,286,857 relating to costs paid on behalf of the Company by ARDCO since the Company's inception. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On July 8, 1997 the Company issued 250,000 shares of it common stock to its officers and the President of ARDCO for services rendered to the Company. These shares were exempt from registration under the Securities Act pursuant to Sections 4(2) or 3(b) under the Securities Act.

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

     Statements made or incorporated in this report include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the securities exchange act of 1934. Forward-looking statement include, without limitation, statements containing the words "Anticipates", "Believes", "Expects", "Intends", "Future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statement. in addition, the Company undertakes no obligation to publicly updated or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS
For the Year Ended March 31, 1997, Compared to the Year Ended March 31, 1996.

         Total revenue for the fiscal year ended March 31, 1997 ("fiscal 1997") decreased $460,675, or 63%, to $274,000, compared with $734,675 for the fiscal year ended March 31, 1996 ("fiscal 1996"). All fiscal 1997 revenue was generated from the sale of lots from Cotton Acres and condominiums from Cotton Manor. During fiscal 1997, 9 lots were sold at an average price of $30,400. During the comparable prior year period, 20 lots were sold at an average price of $24,000 and 3 condominium units were sold at an average price of $84,700. The sales volume is dependent upon the number of completed lots and condominiums in inventory. During the past year GVI's available capital was used to develop Red Hawk and no funds were made available to Cotton Manor or Cotton Acres for development and therefore no new inventory was available for sale and sales decreased.

         Cost of sales decreased by $354,462, or 69%, to $158,066 for the fiscal year ended March 31, 1997 from $512,528 for fiscal 1996. As a percentage of total revenue, cost of sales decreased to 58% in the current year from 70% in the prior year. Gross profit decreased $106,213, or 48%, to $115,934 during fiscal 1997 from $222,147 during fiscal 1996. Gross profit as a percentage of total revenue increased to 42% from 30% in fiscal 1996.

         General and administrative expenses decreased $3,075,561, 78%, to $860,289 during fiscal 1997 from $3,935,850 during fiscal 1996. The decrease was principally attributable to the 1996 issuance by GVI of 2,835,000 shares of GVI stock valued at $1.00 per share in exchange for financial services, and the Company issuing 350,000 shares of GVI stock in exchange for promotional services valued at $1.00 per share. The decrease was offset somewhat by an increase in legal fees of $101,687, 202%.

         The Company had other income of $58,438 during fiscal 1997 compared with $107,412 during fiscal 1996, a decrease of $48,974, 46%.

         The Company experienced a net loss of $685,917 in fiscal 1997 compared with a net loss of $3,606,291 in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had total assets of $12,639,500 and total stockholders equity of $3,747,042 compared with total assets of $6,912,148 and total stockholders equity of $3,341,453 at March 31, 1996. The increase in total assets of $5,727,352, 83% is due primarily to (i) recording $2,266,104 of the Stucki Parcel as an asset on the balance sheet, (ii) the capitalization of

$2,200,000 in construction costs on the Red Hawk project, and (iii) $1,200,000 of capitalized development related interest. Total liabilities at March 31, 1997 increased $5,321,763, 149%, from $3,570,695 to $8,892,458. The increase is due to (i) recording $2,266,104 of debt on the Stucki Parcel corresponding to the land described above, (ii) loans from Miltex Industries of $3,238,805 for construction and overhead, (iii) an increase in current liabilities of $375,964 explained below.

         As of March 31, 1997, the Company had total current assets of $961,474 and total current liabilities of $2,536,127 which results in a current ratio of 0.38:1, compared to a current ratio of 0.75:1 as of March 31, 1996. The current ratio decrease was due to the decrease in year end cash of $755,817, 96%, from $784,380 at year end 1996 to $28,563 at March 31, 1997. The decrease in cash reflects the slow down in real estate sales in GVI and the decrease in borrowings during the fourth quarter of FY 1997. The decrease in cash was offset somewhat by the increase in real estate inventories of $184,429, 25%, from $748,010 to $932,439 due primarily to the completion of an additional townhome in the Cotton Manor development and the construction of an additional 19 lots in Phase X of Cotton Acres. There are now two townhomes being used as models until they are sold.

         Current liabilities at March 31, 1997 increased $375,964, 17%, over the prior year due to an increase in accounts payable of $388,953, 67%, and an increase in accrued expenses of $200,040, 44%, related to the ongoing interest accrual for notes payable associated with the Company's prior year real estate activities (both acquisition and development).

         The Company has historically satisfied its cash needs through the sale of real estate in Cotton Manor and Cotton Acres and private placements of securities and secured borrowings. During 1997, the Company sold $274,000 of real estate in Cotton Manor and Cotton Acres. This figure is substantially lower than prior years due to the inability to raise sufficient funds to complete lot development in Cotton Manor and Cotton Acres and make sales. During the year the Company borrowed $3,238,805 from Miltex Industries of Geneva, Switzerland. (Miltex). Approximately $2,000,000 of these funds were used to pay Granite Construction Co. to start the rough grading on the golf course and the first phase of residential lots in Red Hawk. Additionally, the Miltex funds were used to keep the Stucki land Note and to pay Company overhead expenses, including general and administrative expenses. The construction at Red Hawk has now stopped until further development money is raised. Management of the Company can give no assurance that the company will be able to obtain financing on acceptable terms or that such financing if available, will be sufficient to fund the company's operations.

         Completion of Phase I in Red Hawk and the subsequent sale of lots in Phase I will depend largely on the ability of GVI, to raise additional funds, preferably long term financing on acceptable terms and conditions. GVI is pursuing development loans in the $10,000,000 to $14,000,000 range. GVI will also continue to develop and sell lots and townhomes in the Cotton Manor/Acres developments as financing becomes available. These sales will not be sufficient to financially support the Company's overhead and the Red Hawk project. The Company's ongoing overhead and land obligations are approximately $75,000 per month. Additionally, GVI has approximately $900,000 of long-term debt due during 1998. If the Company does not receive sufficient financing for the Red Hawk project, the Company intends to meet its obligations through private or public offerings of common and/or preferred stock for cash and additional borrowings. No assurance can be given that the Company will succeed in obtaining sufficient financing for Red Hawk or, if unsuccessful, that it will raise sufficient cash to meet its obligations through the sale of securities or additional borrowings.

Item 7.   Financial Statements and Supplementary Data.

         The Following financial statements and documents are filed herewith on the pages listed below, as part of Part II, Item 8 of this report.

Document      ..........................................................Page
     1.  Financial Statements and Accounts Report:
              Independent Auditor's Report.............................. F-3

         Consolidated Financial Statements:
              Consolidated Balance Sheet................................ F-4

              Consolidated Statements of Operations and
              Accumulated Deficit for the Years Ended
              March 31, 1997 and 1996................................... F-6

              Statement of Stockholders' Equity
              March 31, 1997 and 1996................................... F-7

              Consolidated Statements of Cash Flows
              for the Years Ended March 31, 1997 and 1996............... F-9


              Notes to Consolidated Financial Statements
              Notes 1 through 12........................................F-11

     2.  Financial Statement Schedules

              Schedule VIII - Valuation and Qualifying
              Accounts..................................................F-18

              Schedule X - Supplementary Income Statement
              Information...............................................F-18


              Schedule XI - Real Estate and Accumulated
              Depreciation..............................................F-19

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     This item is not applicable.

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons

     All directors of the Company serve a term of one (1) year until the next Annual Shareholders Meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Vacancies in the existing board are to be filled by a majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

     The following table sets forth the name and office held by each director and officer of the company, followed by a brief resume of each individual.

    NAME                  AGE   POSITION HELD
    Duane H. Marchant     58    President, Chief Executive Officer and Director
    Bruce E. Frodsham     32    Vice President and Director
    Stephen B. Spencer    41    Secretary/Treasurer and Director

     DUANE H. MARCHANT, President Chief Executive Officer, and Director of the Company, earned a B.S. Degree in business management from Brigham Young University in 1956 and an M.B.A. degree from Utah State University in 1967. Mr. Marchant is a registered real estate broker in the State of Utah and has over 25 years of experience in real estate development and marketing. From 1990 until August 1995, he served as a director and President of Leasing Technology
Incorporated, a diversified publicly held company involved in real estate development and franchising and which is the principal stockholder in the Company. Mr. Marchant is the father-in-law of Mr. Frodsham.

     BRUCE E. FRODSHAM, Vice President and a director of the Company, earned a B.S. Degree in Ornamental Horticulture from Brigham Young University in 1988. He is also the Sales Manager of Cotton Acres and Cotton Manor. Mr. Frodsham was Vice President of Frodsham Better Lawns from 1985 to 1991 and is a specialist in professional grass management, weed control, ornamental design and landscaping. Mr. Frodsham was a main-frame computer operator for Brigham Young University for three years and is computer operator and consultant. Mr. Frodsham is the son-in-law of Mr. Marchant.

     STEPHEN B. SPENCER, Secretary/Treasurer and a Director of the Company, is a Certified Public Accountant and has been the Secretary/Treasurer and Director of ARDCO since 1990. From 1988 to 1990, he worked for Mrs. Fields, Inc. as an Assistant Financial Controller and then Controller, and from 1985 to 1988, he was the Director of Operations for the Salt Lake Convention and Visitors Bureau. Mr. Spencer became a director of the Company in June, 1991.

     GEORGE H. BADGER, resigned as President, Chief Executive Officer and a Director of ARDCO, (the parent company to GVIC) on December 31, 1996. Mr. Badger served as a director of ARDCO since June 1992, and was President since 1993. On October 9, 1996, Mr. Badger was arraigned in the U.S. Federal District Court for the Southern District of N.Y. on charges of conspiracy to commit securities fraud and criminal contempt. Mr. Badger is cooperating fully with the U.S. Attorney in the investigation of this matter.

Item 10.  Executive Compensation.

Executive and Director Compensation

         The  Company  has  not  had  a  bonus,   profit  sharing,  or  deferred
compensation plan for the benefit of its employees, officers or directors.

         The following table sets forth a summary of cash and non-cash compensation for each of the last three fiscal periods ended March 31, 1997, 1996, and 1995, with respect to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                                             Summary Compensation Table

Name & Principal Position                     Year              Salary
Duane H. Marchant                             1997              $72,000
President & CEO                               1996              $72,000
                                              1995              $72,000

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth information, to the best knowledge of the Company, as of July 7, 1997, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock; (ii) each director; and (iii) all current directors and executive officers as a group.

NAME AND ADDRESS OF                           NUMBER OF           PERCENT
BENEFICIAL OWNER                            SHARES OWNED1         OF CLASS

Banque SCS Alliance SA                          126,9432             4.34%
P.O. Box 880
12111 Geneva 3, Switzerland

American Resources and Development Co.         1,355,589            46.34%
102 West 500 South, Sutie 400
Salt Lake City, UT 84101

Duane H. Marchant                                156,989             5.37%
102 West 500 South,  Suite 400
Salt Lake City, UT  84101

Bruce E. Frodsham                                 30,000             1.03%
102 West 500 South, Suite 400
Salt lake City, UT 84101

Stephen B. Spencer                               35,0003            1. 20%
102 West 500 South, Suite 400
Salt Lake City, UT  84101

All Officers and Directors as
 Group (3 persons)                               221,989             7.59%


Item 12.  Certain Relationships and Related Transactions.

         ARDCO is the parent company to GVI by virtue of its holding the majority voting rights of the common stock of GVI. (See Item 11.)

     Duane H. Marchant was the President of Property of Alliance at the time of ARDCO's purchase of Cotton manor and Cotton Acres from Property Alliance. Mr. Marchant resigned as president of Property Alliance at the time of the purchase.


--------
1 Unless otherwise indicated the individuals or entities identified herein each own their respective shares and have sole voting and sole investment powers regarding their disposition. The percentages are based upon 2,925,066 shares of GVI common stock outstanding as of July 8, 1997 and are computed in accordance with rule 13d-3 of the Securities Exchange Act of 1934, as amended.

2 Does not include 287,064 shares of Series B Preferred stock held of record by Banque SCS Alliance SA (Banque SCS), which shares as of July 7, 1997 had an aggregate of approximately 3,588,300 votes. Banque SCS has appointed ARDCO as proxy to vote such preferred shares. Giving effect to the Series B Preferred Stock, ARDCO has the right to 4,943,889 votes at meetings of the Company's stockholders.

3        Mr. Spencer  is  an  officer  and  director  of  ARDCO  but   disclaims
         beneficial ownership of shares held by ARDCO.

     Bruce E. Frodsham, Vice President of the Company, is the son-in-law of Duane H. Marchant, President of the Company.

         The Company and ARDCO share office space.  Refer to Item 2. Properties.

Item 13.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

                 The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit No.      Exhibit Name

            3.1  (1)       Certificate of Incorporation, as amended
          3.1(1) By - Laws, as amended
       10.1 (1)  Option contract (Stucki)
       10.2 (1)  Extension to Option Contract (Stucki)
       10.3 (1)  Further Amendment to Option Contract (Stucki)
       10.4 (1)  Modification Agreement (Stucki)
       10.5 (1)  Further Modification Agreement (Stucki)
       10.6 (1)  Sales Agreement (Property Alliance)
       10.7 (1)  Addendum to Sales Agreement (Property Alliance)
       10.8 (1)  Acquisition Agreement (ARDCO)
       10.9 (1)  Agreement (Bear River Contractors)
       23.1        Consent of Independent Auditor
       27.1      Financial Data Schedule

            (1) Incorporated by reference to the Form 10-SB Registration Statement filed with the Commission September 6, 1996, File No. 0-21337.


(b) No report on Form 8-K was filed by the Company during the three month period ended March 31, 1997.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GOLF VENTURES, INC.
                                  (Registrant)

                                          BY:  /s/ Duane H. Marchant
                                               ------------------------
                                               Duane H. Marchant, President



Dated:        July 15, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


    Signature                      Title


   /s/ Duane H. Marchant           President, Chief Executive      July 15, 1997
   ------------------------        Officer and Director
   Duane H. Marchant               (Principal Executive Officer)


  /s/ Bruce E. Frodsham            Vice President, and Director    July 15, 1997
  -------------------------
  Bruce E. Frodsham



  /s/ Stephen B. Spencer           Secretary/Treasurer and         July 15, 1997
  -------------------------        Director (Chief Financial
     Stephen B. Spencer            Officer, Chief Accounting
                                   Officer and Controller

                          INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Golf Ventures, Inc.

We have audited the accompanying balance sheets of Golf Ventures, Inc., as of March 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golf Ventures, Inc., as of March 31, 1997 and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred significant losses since inception, has a substantial working capital deficit, and has debt significantly in excess of stockholders' equity, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinon on the basic financial statements taken as a whole. The supplemental schedules on pages 18 and 19 are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Jones, Jensen & Company


Jones, Jensen & Company
Salt Lake City, Utah
June 16, 1997

                               GOLF VENTURES, INC.

                              Financial Statements

                             March 31, 1997 and 1996

                                 C O N T E N T S

Independent Auditors' Report ........................................... 3

Balance Sheet .......................................................... 4

Statements of Operations ............................................... 6

Statements of Stockholders' Equity ..................................... 7

Statements of Cash Flows ............................................... 9

Notes to the Financial Statements ..................................... 11

Supplemental Schedules ................................................ 18




                                                GOLF VENTURES, INC.
                                                   Balance Sheet


                                                      ASSETS

                                                                                                      March 31,
                                                                                                        1997
                                                                                                ----------------
CURRENT ASSETS

  Cash                                                                                          $         28,563
  Real estate inventory                                                                                  932,439
  Current portion of contract receivable                                                                     472
                                                                                                ----------------
     Total Current Assets                                                                                961,474
                                                                                                ----------------
PROPERTY AND EQUIPMENT

  Model home                                                                                             133,954
  Furniture and fixtures                                                                                  13,106
  Computer equipment                                                                                       2,350
                                                                                                ----------------

     Total depreciable assets                                                                            149,410
     Less:  accumulated depreciation                                                                      (2,393)
                                                                                                ----------------
     Net Property and Equipment                                                                          147,017
                                                                                                ----------------
OTHER ASSETS

  Land held for development (Note 2)                                                                  11,475,016
  Long-term portion of contract receivable                                                                55,993
                                                                                                ----------------
     Total Other Assets                                                                               11,531,009
                                                                                                ----------------
     TOTAL ASSETS                                                                               $     12,639,500
                                                                                                ================

                   The accompanying notes are an integral part of these financial statements.


                                                GOLF VENTURES, INC.
                                                   Balance Sheet


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                      March 31,
                                                                                                        1997
                                                                                                ----------------
CURRENT LIABILITIES

  Accounts payable                                                                              $        953,072
  Accrued expenses and other liabilities                                                                 659,735
  Current portion of long-term debt (Note 3)                                                             923,320
                                                                                                ----------------

     Total Current Liabilities                                                                         2,536,127
                                                                                                ----------------
LONG-TERM DEBT (Note 3)                                                                                6,356,331
                                                                                                ----------------

     Total Liabilities                                                                                 8,892,458
                                                                                                ----------------
STOCKHOLDERS' EQUITY

  Preferred stock (10,000,000 shares authorized
   at par value of $.001) 24,304 class "A" and 287,064
   class "B" shares issued and outstanding (Note 4)                                                          311
  Common stock (25,000,000 shares authorized
   at par value of $.001) 1,852,828 shares issued
   and 1,839,837 shares outstanding (Note 5)                                                               1,853
  Additional paid-in capital                                                                           8,264,828
  Accumulated deficit                                                                                 (4,519,950)
                                                                                                ----------------

     Total Stockholders' Equity                                                                        3,747,042
                                                                                                ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $     12,639,500
                                                                                                ================

                   The accompanying notes are an integral part of these financial statements.


                                                GOLF VENTURES, INC.
                                             Statements of Operations


                                                                                       For the Years Ended
                                                                                            March 31,
                                                                            -----------------------------------
                                                                                    1997              1996
INCOME                                                                      ----------------    ---------------

  Real estate sales                                                         $        274,000    $       734,675
  Cost of real estate sales                                                          158,066            512,528
                                                                            ----------------    ---------------

     Gross Profit on Real Estate Sales                                               115,934            222,147
                                                                            ----------------    ---------------

EXPENSES

  Investment banking and financing
   services (Note 5)                                                                    -             3,260,000
  Depreciation                                                                         2,393               -
  General and administrative expenses                                                857,896            675,850
                                                                            ----------------    ---------------

     Total Expenses                                                                  860,289          3,935,850
                                                                            ----------------    ---------------

LOSS FROM OPERATIONS                                                                (744,355)        (3,713,703)
                                                                            ----------------    ---------------

OTHER INCOME (EXPENSES)

  Other revenue                                                                       29,931            101,877
  Interest income                                                                     38,649              5,535
  Interest expense                                                                   (10,142)              -
                                                                            ----------------    ---------------

     Total Other Income (Expenses)                                                    58,438            107,412
                                                                            ----------------    ---------------

NET LOSS BEFORE INCOME TAXES                                                        (685,917)        (3,606,291)

INCOME TAXES                                                                            -                  -
                                                                            ----------------    ---------------

NET LOSS                                                                    $       (685,917)   $    (3,606,291)
                                                                            ================    ===============


NET LOSS PER COMMON SHARE                                                   $          (0.38)   $         (2.59)
                                                                            ================    ===============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                                                       1,799,633          1,393,386
                                                                            ================    ===============

                   The accompanying notes are an integral part of these financial statements.

                                                GOLF VENTURES, INC.
                                        Statements of Stockholders' Equity


                                                                                            Additional
                                        Preferred Stock             Common Stock             Paid-in           Accumulated
                                    Shares        Amount       Shares          Amount        Capital             Deficit
                                    --------   ---------      ----------  ------------   ---------------  -----------------
Balance,
 March 31, 1995                       92,694   $      93       1,532,607   $     1,533    $    3,140,391   $     (227,742)

Class "A" preferred stock
 converted to common
 stock (Note 4)                       (2,000)         (2)          1,221             1                 1            -

Class "B" preferred stock
 issued for cash (Note 4)            193,733         193            -             -              968,473            -

Common stock issued for
 services (Note 5)                      -           -             95,000            95           424,905            -

Common stock issued for
 services rendered
 (Note 5)                               -           -               -             -            2,835,000            -

Distribution to parent
 company                                -           -               -             -             (195,197)           -

Loss for the year ended
 March 31, 1996                         -           -               -             -                 -         (3,606,291)
                                ------------   ---------   -------------   -----------    --------------   --------------

Balance,
 March 31, 1996                      284,427   $     284       1,628,828   $     1,629    $    7,173,573   $  (3,834,033)
                                ------------   ---------   -------------   -----------    --------------   --------------

                   The accompanying notes are an integral part of these financial statements.


                               GOLF VENTURES, INC.
                 Statements of Stockholders' Equity (Continued)


                                                                                            Additional
                                       Preferred Stock              Common Stock             Paid-in          Accumulated
                                    Shares        Amount       Shares          Amount        Capital            Deficit
                                   ----------  ----------     ----------   -----------   ---------------   ----------------
Balance forward
 March 31, 1996                      284,427   $     284       1,628,828   $     1,629    $    7,173,573   $   (3,834,033)

Common stock issued
 for cash at $5.00
 per share                              -           -            200,000           200           999,800             -

Offering costs for sale of
 common stock for cash                  -           -               -             -             (120,576)            -

Common stock issued for
 payment of interest                    -           -             20,000            20            34,502             -

Common stock issued
 for services rendered                  -           -              4,000             4            11,996             -

Repurchase shares of
 class "A" preferred stock            (2,500)         (3)           -             -              (12,497)            -

Class "A" preferred stock
 issued for payment of
 interest                              1,804           2            -             -                9,018             -

Class "B" preferred stock
 issued for payment of
 interest                             27,637          28            -             -              138,157             -

Contributions of capital
 by parent company                      -           -               -             -              356,054             -

Distributions to parent
 company                                -           -               -             -             (325,199)            -

Loss for the year ended
 March 31, 1997                         -           -               -             -                 -            (685,917)
                                ------------   ---------   -------------   -----------    --------------   --------------

Balance, March 31, 1997              311,368   $     311       1,852,828   $     1,853    $    8,264,828   $   (4,519,950)
                                ============   =========   =============   ===========    ==============   ==============

                   The accompanying notes are an integral part of these financial statements.

                               GOLF VENTURES, INC.
                            Statements of Cash Flows


                                                                                             For the Years Ended
                                                                                                  March 31,
                                                                                   ------------------------------------
                                                                                          1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES                                               -----------------   ----------------

  Net loss                                                                         $        (685,917)  $      (3,606,291)
  Items not requiring cash flow
   during the current period:
    Depreciation                                                                               2,393              -
    Common stock issued for services                                                          12,000           3,260,000
  Changes in assets and liabilities:
   (Increase) decrease accounts receivable                                                    35,375               2,955
   (Increase) decrease inventory                                                               5,936             416,782
   (Increase) decrease in contract receivable                                                    313                  62
   Increase (decrease) accounts
    payable and accrued expenses                                                             580,993             397,146
                                                                                   -----------------   -----------------

     Net Cash Provided (Used) by
      Operating Activities                                                                   (48,907)            470,654
                                                                                   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                                         (32,610)               -
  Land held for development                                                               (3,614,959)           (708,276)
                                                                                   -----------------   -----------------

     Net Cash (Used) in Investing Activities                                              (3,647,569)           (708,276)
                                                                                   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from long-term borrowings                                                       3,085,805             355,000
  Principal payments on long-term debt                                                    (1,042,925)           (126,558)
  Contributions from parent company                                                          356,054                -
  Distribution to parent company                                                            (325,199)           (195,197)
  Sale of common stock for cash                                                            1,000,000                -
  Payment of stock offering costs                                                           (120,576)               -
  Sale of preferred stock for cash                                                              -                968,666
  Retirement of preferred stock                                                              (12,500)               -
                                                                                   -----------------   -----------------

     Net Cash Provided by Financing Activities                                             2,940,659           1,001,911
                                                                                   -----------------   -----------------

INCREASE (DECREASE) IN CASH                                                                 (755,817)            764,289

CASH AT BEGINNING OF YEAR                                                                    784,380              20,091
                                                                                   -----------------   -----------------

CASH AT END OF YEAR                                                                $          28,563   $         784,380
                                                                                   =================   =================

                   The accompanying notes are an integral part of these financial statements.

                               GOLF VENTURES, INC.
                            Statements of Cash Flows


                                                                                           For the Years Ended
                                                                                                March 31,
                                                                              -----------------------------------------
                                                                                       1997                  1996
SUPPLEMENTAL CASH FLOW DISCLOSURES                                            -------------------   -------------------

  Cash Paid For:
   Interest                                                                   $           367,817   $              -
   Income taxes                                                                              -      $              -

NON CASH FINANCING ACTIVITIES

  Common stock issued for services                                            $            12,000   $         3,260,000
  Debt incurred for acquisition of inventory                                  $           190,365   $              -
  Debt recorded for acquisition of land held
   for development                                                            $         2,390,725   $              -
  Debt incurred for acquisition of property
   and equipment                                                              $           116,800   $              -


                   The accompanying notes are an integral part of these financial statements.

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Golf Ventures, Inc. (the Company) was incorporated in the State of Utah on March 2, 1983 under the name of Gold-Water, Inc. for the purpose of acquiring and developing mining properties. The Company's name was subsequently changed to Sierra Tech, Inc. on September 27, 1989. The Company discontinued its mining operations in 1992. On December 28, 1992, at a meeting of the shareholders, the name of the Company was changed to Gold Ventures, Inc. Also, the Company's common stock was reverse stock split on the basis of one share for every ten shares of the Company's outstanding common stock. On February 1, 1996, the Company reverse split its common stock again on a one share for every five shares basis. The financial statements reflect the reverse stock splits on an retroactive basis.

               The Company has acquired real estate in St. George, Utah and is engaged in the business of real estate development, primarily golf courses, with surrounding residential real estate.

               The following is a summary of the more significant of its accounting policies:

               a. Significant Shareholder and Distributions

               The Company is a subsidiary of American Resources and Development Company (ARDCO), formerly Leasing Technology Incorporated. ARDCO has common directors and management with the Company. The Company made distributions to ARDCO of $325,199 and $195,197 for the years ended March 31, 1997 and 1996, respectively, and received contributions of capital totaling $356,054 from ARDCO during the year ended March 31, 1997. These contributions and distributions have been treated as adjustments of additional paid-in capital in the accompanying financial statements.

               b. Income Taxes

               The Company has adopted SFAS 109, Accounting for Income Taxes. No provision has been made for federal income taxes due to net operating loss carryforwards, sufficient to offset any current tax liabilities. No deferred tax asset is being recognized currently based on the Company's past operating performance. The net operating losses are expected to expire as summarized below.

                                Year ended
                               to expire               Amount
                          ------------------    ----------------
                                   2007         $         16,000
                                   2008                  114,000
                                   2009                   97,000
                                   2010                3,623,000
                                   2011                  686,000
                                                ----------------

                          Total             =   $      4,436,000
                                                ================

               The Company has elected a March 31 fiscal year end for book and tax purposes.

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

               c. Net Loss Per Share of Common Stock

               The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during each period. There common stock equivalents are anti-dilutive and accordingly not used in the net loss per common share computation.

               d. Profit Recognition and Capitalization of Costs Related to Real
                  Estate

               Income on real estate is recognized in accordance with the provisions of FASB-66. Revenue and profits from the sale of land and other real estate have been recognized using the full accrual method for all periods presented. As such, each sale has been determined to have been consummated, with the buyers initial and continuing investment determined to show adequate demonstration of commitment to pay. In addition, all outstanding remaining receivables related to these transactions are not subject to future subordination and the Company no longer has a substantial continuing involvement with the property with the buyer substantially assuming the usual risks and rewards of ownership of the property.

               Costs associated with real estate are accounted for in accordance with the provisions of FASB- 67. Accordingly, acquisition, development and construction costs, including property taxes and interest on associated debt and selling costs, are capitalized. Such costs are specifically allocated to the related opponents or, if relating to multiple components, allocated on an pro rata basis as appropriate. Estimates are reviewed periodically and revised as needed. The respective real estate projects are also periodically reviewed to determine the that carrying amount does not exceed the net realizable value. To date, no allowance has had to be provided for estimated impairments of value based on evaluation of the projects.

               e. Concentrations of Risk

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

               g. Inventory

               The Company carries in inventory the cost of the developed lots, condominiums and homes it has available for sale. The inventory is recorded at the lower of cost or market.

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

               h. Accounts Receivable

               The Company's notes receivable are from the sale of lots and condos in its Cotton Manor and Cotton Acres projects. The Company has recorded an allowance for doubtful accounts of $5,000. The Company holds a trust deed on the properties sold and the Company expects that its sales backlog would allow it to immediately resell any property which it foreclosed upon.

               i. Property and Equipment

               Property and equipment are stated at cost less accumulated depreciation. Depreciation on equipment is provided using the straight-line method over an expected useful lives of the assets (usually three years).

               j. Construction Loans Payable

               An officer and director of the Company has arranged for short term loans to finance the construction of homes held in inventory for resale. The loans are secured by the homes and accrue interest at variable rates. During the year ended March 31, 1997, this obligation was converted into long-term debt.

               k. Estimates

               Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of commitments and contingencies, and the reported revenues and expenses.

NOTE 2 -       LAND HELD FOR DEVELOPMENT

               On December 28, 1992 the Company purchased the Red Hawk real estate development and the Cotton Manor/Cotton Acres real estate development. The land was purchased for 3,273,728 shares of common stock and the assumption of debt. The Red Hawk land is undeveloped and in order for the Company to realize its investment it will need to obtain adequate financing. The land was acquired from a company which ended up with control of the Company as a result of the transaction, therefore the land was recorded at predecessor cost.

               For the year ended March 31, 1997, the Company capitalized $1,093,468 in construction period interest costs. The cost of the land is less than the estimated net realizable value of the land.


                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 3 -       LONG-TERM DEBT

               Long-term debt of the Company is as follows:                                                March 31,
                                                                                                            1997
                                                                                                   --------------------
               Promissory  note  secured  by land.  Interest  accrued at 10% per annum, payable in shares of the Company's common stock. $120,000 principal plus a percentage of the proceeds of lot sales payable annually  beginning on February 1, 1991 through February 1, 1997 at which time the balance will be due as a balloon payment.
                $2,000 from each Red Hawk lot sale also applies to the note.                        $           646,502

               Promissory note secured by land.  Annual payments through August
                15, 2016 at $30,524 per year including interest at 10% per annum.                               201,890

               Trust deed note, secured by land and 50,000 shares of the Company's common stock.  Interest accrued at 15% per annum.  Principal and interest were due May 31, 1995.  However, the note holder has not
                demanded full payment and is accepting partial payments.                                         80,575

               Trust deed note payable, secured by land.  Interest accrued at 8%
                per annum.  Payable $100,000 per year plus the accrued interest
                for that year.                                                                                  355,890

               Promissory note secured by land, bearing interest at 10.5%.
                Interest payable monthly with principal and any accrued interest
                payable in full on June 10, 1999.                                                             3,440,805

               Purchase  contract and note secured by land,  bearing interest at
                10%.  Monthly  installments  of $25,000 due through May 15, 1998
                with remaining principal and accrued interest due in full.                                    2,246,823

               Mortgage note payable secured by real estate bearing interest at
                11.5%.  Due in monthly installments of $911.                                                     90,915
                                                                                                    -------------------

               Balance forward                                                                      $         7,063,400
                                                                                                    -------------------




                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 3 -       LONG-TERM DEBT (Continued)

               Balance forward                                                                      $         7,063,400

               Mortgage note payable secured by real estate bearing
                interest at 8.125%.  Due in monthly installments of
                $919.                                                                                           116,800

               Mortgage note payable secured by real estate bearing
                interest at 8.125%.  Due in monthly installments of
                $879.                                                                                            99,451
                                                                                                    -------------------

               Subtotal                                                                                       7,279,651

               Less Current Portion                                                                            (923,320)

               Long-Term Portion                                                                    $         6,356,331
                                                                                                    ===================

               Maturities on long-term debt are as follows:

                         1998                                                                       $           923,320
                         1999                                                                                 2,282,797
                         2000                                                                                 3,557,065
                         2001                                                                                    73,718
                         2002                                                                                    19,559
                         Thereafter                                                                             423,192
                                                                                                    -------------------

                                                                                                    $         7,279,651
                                                                                                    ===================

NOTE 4 -       PREFERRED STOCK

               The Company has issued 27,000 shares of its class "A" cumulative convertible preferred stock through a private placement at $5 per share. The preferred stock pays a cumulative dividend at the rate of 10% per annum and is convertible into common stock per terms of the offering. The preferred stock also has certain preferences in liquidation. During the year ended March 31, 1996, 2,000 shares were converted into 1,221 shares of common stock. An additional 2,500 shares of class "A" preferred stock were repurchased from the holder for $12,500 during the year ended March 31, 1997. Also, 1,804 of the class "A" preferred shares were issued during the year end March 31, 1997 as payment of interest on long-term debt.

               The Company has also issued 259,427 shares of class "B" preferred stock. The class "B" preferred stock has a preference upon liquidation of $5.00 per share, plus all accrued and unpaid dividends, whether or not earned or declared. The preference is secondary to the liquidation preference of the class "A" stock. The class "B" preferred stock is convertible at anytime before March 31, 1998 at the rate of 1 share of common stock to be valued at 40% of the low bid price for free trading shares at my time during the eighteen months preceding the conversion. The Company may redeem the class "B" preferred stock on or before March 31, 1998 at $5.00 per share plus dividends accrued at 10% per annum. Of the total shares of class "B" preferred stock outstanding, 193,733 shares were issued during the year ended March 31, 1996 at a price of $5.00 per share, 160,057 of which were issued to a shareholder of the Company (see Note 7). During the year ended March 31, 1997, the Company issued 27, 637 shares of class "B" preferred stock as payment for interest on long-term debt.

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 5 -       COMMON STOCK

               In January 1996, the Company issued 70,000 shares of unregistered and restricted common stock to an investment banking firm as payment of a $350,000 retainer fee for providing investment banking services to obtain additional debt and equity financing. The number of shares issued was based on the market value of the shares on the date of issuance. These fees were expensed in the accompanying statement of operations for the year ended March 31, 1997.

               The Company issued 25,000 shares of unregistered and restricted common stock in February 1996 to a European bank as compensation for promotional services provided to the Company in securing additional debt and equity financing. These shares have been valued at $75,000 representing the market value of the shares at the date of issuance. These fees were also explained in the accompanying statement of operations for the year ended March 31, 1997.

               The Company completed a placement of its common stock during the year ended March 31, 1997, realizing proceeds of $1,000,000 for which the Company issued 200,000 shares. Offering costs associated with this transaction totaled $120,576 which has reduced additional paid-in capital as reflected in the accompanying financial statements.

               An additional 20,000 shares of common stock were issued during the year ended March 31, 1997 as payments for $34,522 of accrued interest or long-term debt. 4,000 shares of common stock were also issued during the year ended March 31, 1997 as payment for $12,000 of services rendered to the Company.

               The Company has issued 12,991 shares which have been offered to creditors in settlement of accrued expenses. However, the creditors have not yet accepted the shares. These shares are considered issued but not outstanding for financial statement purposes.

NOTE 6 -       RELATED PARTY TRANSACTIONS

               During the year ended March 31, 1996, the Company issued 160,057 shares of class "B" preferred stock to a shareholder for cash of $800,285 (see Note 4).

NOTE 7 -       GOING CONCERN

               The Company's financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, has a substantial working capital deficit and has debt significantly in excess of stockholders' equity. During the year ended March 31, 1997, the Company was able to raise working capital through the private placement of its common stock. However, cash flow projections show that the Company's reserves are not adequate to cover its needs for the near future. Management of the Company plans to raise additional capital through a private placement or additional debt financing and the Company anticipates generating additional revenue from increased sales.

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 8 -       SUBSEQUENT EVENT

               GVI has entered into discussions with an unrelated company regarding a possible business reorganization that would combine the two companies. The unrelated company is extensively involved in golf course construction and management.

                               GOLF VENTURES, INC.
                             Supplemental Schedules
                             March 31, 1997 and 1996


Schedule VIII - Valuation and qualifying accounts

   Allowance for returns and bad debts:

                         Balance at                                                   Balance at
                          Beginning                                                    End of
                          of Year             Additions            Deductions           Year

   March 31, 1997    $          5,000    $          -        $          -        $           5,000
   March 31, 1996               5,000               -                   -                    5,000



Schedule X - Supplementary income statement information

                                                                                           For the Years Ended
                                                                                               March 31,
                                                                                        1997               1996

Maintenance and repair                                                          $          35,749   $          16,571
Depreciation and amortization                                                               2,393                -
Taxes, other than payroll and income taxes                                                  6,743              32,668
Royalties                                                                                    -                   -
Advertising                                                                                17,323               1,002


                                                           GOLF VENTURES, INC.
                                                         Supplemental Schedules
                                                         March 31, 1997 and 1996
                                         Schedule XI - Real Estate and Accumulated Depreciation
                                                                                                                           Life on
                                                                                                                            which
                                                                   Costs         Gross                                  depreciation
                                                                 capitalized     amount                                    in latest
                                                                 (Disposals)    at which     Accumu-                        income
                                                     Initial     subsequent     carried      lated    Date of             statements
                                                     cost to       to           at close    deprec-   construc-   Date        is
          Description               Encumbrances     Company   acquisition     of period    iation     tion     acquired   computed
----------------------------  ------------------  -----------  ------------  ------------  --------   --------  --------- ---------

Red Hawk Development
 St. George, Utah
 Undeveloped Land

  Convertible subordinated
   Debentures                 $          185,000
  Foss Lewis Construction,
   Trust Deed Note                        80,575
  Miltex Industries, Ltd.
   Promissory Note                     3,440,805
  Daniel C. Watson
   Trust Deed Note                       355,890
  Stucki income trust,
   Trust Deed Note                     2,246,823

                              $        6,309,093  $ 4,135,000  $ 6,242,166  $ 10,377,166   $   N/A      7-8-96    3-30-90    N/A
                              ==================  ============ ===========  ============   ========   ==========  ======== ======

Cotton Manor/Cotton
 Acres Dev.
 St. George, Utah
 Improved residential

  Blaine Harmon Family
   Trust, Promissory Note     $         201,890
  Property Alliance, Inc.
   Promissory Note                      646,502

                              $         848,392   $  1,902,130 $  (804,280) $  1,097,850    $    N/A     9-1-91    9-1-91     N/A
                              =================   ============ ===========  ============    =========  =========  ========  =======