Form 10QSB
period 1997-06-30
GOLF VENTURES INC
filed 1997-08-20
CIK 833864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

                                  (801)363-8961
              (Registrant's telephone number, including area code)


                  Indicated by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                  Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding  as of August 19, 1997
        Common Stock, par value $.OO1                   2,625,066

                                TABLE OF CONTENTS

 Heading                                                                    Page
                          PART I. FINANCIAL STATEMENTS

Item 1.          Balance Sheets - June 30,1997 and                           4-5
                 March 31, 1997

                 Statements of Operations and Accumulated Deficit -
                 Three months ended June 30, 1997 and 1996                     6

                 Statements of Stockholders Equity-March 31, 1996 through
                 June 30, 1997                                               7-8

                 Statements of Cash Flows - Three months ended
                 June 30, 1997 and 1996                                        9

                 Notes to Financial Statements                             10-15

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       16-17

                           PART II. OTHER INFORMATION

Item 1.          Legal Proceedings                                            17
Item 2.          Changes in Securities                                        17
Item 3.          Upon Senior Securities                                       17
Item 4.          Submission of Matters to a Vote of Securities Holders        17
Item 5.          Other Information                                            17
Item 6.          Exhibits and Reports on Form 8-K                             18

                                  SIGNATURES                                  18

                                     PART I

Item 1.      Financial Statements

         The following, unaudited Financial Statements for the three month periods ended June 30, 1997, included all adjustment which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                                GOLF VENTURES, INC.
                                                  Balance Sheets


                                                      ASSETS

                                                                                   June 30            March 31,
                                                                                     1997               1997
CURRENT ASSETS                                                                    (Unaudited)
  Cash                                                                        $        14,732   $         28,563
  Real estate inventory                                                               949,554            932,439
  Current portion of contract receivable                                                  472                472
                                                                              ---------------   ----------------
     Total Current Assets                                                             964,758            961,474
                                                                              ---------------   ----------------
PROPERTY AND EQUIPMENT

  Model home                                                                          134,788            133,954
  Furniture and fixtures                                                               13,106             13,106
  Computer equipment                                                                    2,350              2,350
                                                                              ---------------   ----------------
     Total depreciable assets                                                         150,244            149,410
     Less:  accumulated depreciation                                                   (3,414)            (2,393)
                                                                              ---------------   ----------------
     Net Property and Equipment                                                       146,830            147,017
                                                                              ---------------   ----------------
OTHER ASSETS

  Land held for development (Note 2)                                               11,714,678         11,475,016
  Long-term portion of contract receivable                                             55,993             55,993
                                                                              ---------------   ----------------
     Total Other Assets                                                            11,770,671         11,531,009
                                                                              ---------------   ----------------
     TOTAL ASSETS                                                             $    12,882,259   $     12,639,500
                                                                              ===============   ================

              The accompanying notes are an integral part of these
                             financial statements.


                               GOLF VENTURES, INC.
                                 Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    June 30,            March 31,
                                                                                      1997                1997
CURRENT LIABILITIES                                                              (Unaudited)

  Accounts payable                                                            $     1,097,899   $        953,072
  Accrued expenses and other liabilities                                              821,444            659,735
  Current portion of long-term debt (Note 3)                                          903,924            923,320
                                                                              ---------------   ----------------
     Total Current Liabilities                                                      2,823,267          2,536,127
                                                                              ---------------   ----------------
LONG-TERM DEBT (Note 3)                                                             6,565,156          6,356,331
                                                                              ---------------   ----------------
     Total Liabilities                                                              9,388,423          8,892,458
                                                                              ---------------   ----------------
STOCKHOLDERS' EQUITY

  Preferred stock  (10,000,000  shares  authorized at par value of $.001) 27,084 and 24,304 class "A"; 287,064 and 287,064 class "B" shares issued and
   outstanding (Note 4)                                                                   314                311
  Common stock (25,000,000 shares authorized
   at par value of $.001) 1,851,723 and 1,852,828
   shares issued; 1,838,764 and 1,839,837 shares
   outstanding, respectively (Note 5)                                                   1,852              1,853
  Additional paid-in capital                                                        8,264,826          8,264,828
  Accumulated deficit                                                              (4,773,156)        (4,519,950)
                                                                              ---------------   ----------------
     Total Stockholders' Equity                                                     3,493,836          3,747,042
                                                                              ---------------   ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    12,882,259   $     12,639,500
                                                                              ===============   ================

              The accompanying notes are an integral part of these
                             financial statements.


                               GOLF VENTURES, INC.
                            Statements of Operations
                                   (Unaudited)


                                                                                     For the Three Months Ended
                                                                                             June 30,
                                                                                       1997              1996
INCOME

  Real estate sales                                                         $         11,000    $       133,000
  Cost of real estate sales                                                           11,000             76,582
                                                                            ----------------    ---------------
     Gross Profit on Real Estate Sales                                                 -                 56,418
                                                                            ----------------    ---------------
EXPENSES

  Depreciation                                                                         1,021             -
  General and administrative expenses                                                253,287            156,519
                                                                            ----------------    ---------------
     Total Expenses                                                                  254,308            156,519
                                                                            ----------------    ---------------
LOSS FROM OPERATIONS                                                                (254,308)          (100,101)
                                                                            ----------------    ---------------
OTHER INCOME (EXPENSES)

  Other revenue                                                                        4,630              2,881
  Interest income                                                                        777              1,993
  Interest expense                                                                    (4,305)            -
                                                                            ----------------    ---------------
     Total Other Income (Expenses)                                                     1,102              4,874
                                                                            ----------------    ---------------
NET LOSS BEFORE INCOME TAXES                                                        (253,206)           (95,227)

INCOME TAXES                                                                          -                  -
                                                                            ----------------    ---------------
NET LOSS                                                                    $       (253,206)   $       (95,227)
                                                                            ================    ===============

NET LOSS PER COMMON SHARE                                                   $          (0.14)   $         (0.06)
                                                                            ================    ===============

              The accompanying notes are an integral part of these
                             financial statements.


                               GOLF VENTURES, INC.
                 Statements of Stockholders' Equity (Continued)



                                                                                            Additional
                                               Preferred Stock             Common Stock      Paid-in       Accumulated
                                    Shares        Amount       Shares          Amount        Capital          Deficit

Balance forward
 March 31, 1996                      284,427   $     284       1,628,828   $     1,629    $    7,173,573   $   (3,834,033)

Common stock issued
 for cash at $5.00
 per share                            -           -              200,000           200           999,800           -

Offering costs for sale of
 common stock for cash                -           -               -             -               (120,576)          -

Common stock issued for
 payment of interest                  -           -               20,000            20            34,502           -

Common stock issued
 for services rendered                -           -                4,000             4            11,996           -

Repurchase shares of
 class "A" preferred stock            (2,500)         (3)         -             -                 (12)497          -

Class "A" preferred stock
 issued for payment of
 interest                              1,804           2          -             -                  9,018           -

Class "B" preferred stock
 issued for payment of
 interest                             27,637          28          -             -                138,157           -

Contributions of capital
 by parent company                    -           -               -             -                356,054           -

Distributions to parent
 company                              -           -               -             -               (325,199)          -

Loss for the year ended
 March 31, 1997                       -           -               -             -                 -              (685,917)
                                     -------   ---------        ---------    ------           ----------      -----------
Balance, March 31, 1997              311,368   $     311        1,852,828    $1,853           $8,264,828      $(4,519,950)
                                     -------   ---------        ---------    ------           ----------      -----------

              The accompanying notes are an integral part of these
                             financial statements.


                                                    GOLF VENTURES, INC.
                                            Statements of Stockholders' Equity
                                                        (Unaudited)


                                                                                            Additional
                                               Preferred Stock             Common Stock      Paid-in       Accumulated
                                    Shares        Amount       Shares          Amount        Capital          Deficit
Balance,
 March 31, 1997                      311,368   $     311       1,852,828   $     1,853    $    8,264,828   $   (4,519,950)

Class "A" preferred stock
 issued for common stock               2,780           3          (1,105)           (1)               (2)        -

Loss for the three months
ended June 30, 1997                   -           -               -             -                 -              (253,206)
                                     -------   ---------       ---------   -----------    --------------   --------------
Balance,
 June 30, 1997                       314,148   $     314       1,851,723   $     1,852    $    8,264,826   $   (4,773,156)
                                     -------   ---------       ---------   -----------    --------------   --------------

              The accompanying notes are an integral part of these
                             financial statements.


                                                    GOLF VENTURES, INC.
                                           Consolidated Statements of Cash Flows

                                                                                             For the Months Ended
                                                                                                   June 30,
                                                                                           1997                1996
OPERATING ACTIVITIES                                                                    (Unaudited)         (Unaudited)

  Net income (loss)                                                                $        (253,206)  $         (95,227)

  Adjustments to reconcile net cash flows
    from operations
    Depreciation                                                                               1,021                -
  Changes in assets and liabilities:
   (Increase) decrease accounts receivable                                                      -                (18,625)
   (Increase) decrease inventory                                                             (17,115)             61,354
   (Increase) decrease in accounts payable and
     accrued expenses                                                                        306,536            (119,833)
                                                                                   -----------------   -----------------

     Net Cash Provided (Used) by
      Operating Activities                                                                    37,236            (172,331)
                                                                                  ------------------   -----------------
 INVESTING ACTIVITIES

  Purchase of property and equipment                                                            (834)               -
  Land held for development                                                                 (239,662)           (413,839)
                                                                                  ------------------  ------------------
     Net Cash (Used) in Investing Activities                                                (240,496)           (413,839)
                                                                                  ------------------  ------------------
FINANCING ACTIVITIES

  Stock offering costs                                                                          -               (100,000)
  Common stock issued for cash                                                                  -              1,000,000
  Long-term borrowings                                                                       208,825           2,000,000
  Distribution to parent company                                                                -               (174,946)
  Principal payments on long-term debt                                                       (19,396)           (211,943)
                                                                                  ------------------  ------------------
     Net Cash Provided by Financing Activities                                               189,429           2,513,111
                                                                                  ------------------  ------------------
INCREASE (DECREASE) IN CASH                                                                  (13,831)          1,926,941

CASH AT BEGINNING OF PERIOD                                                                   28,563             784,380
                                                                                 -------------------  ------------------
CASH AT END OF PERIOD                                                              $          14,732   $       2,711,321
                                                                                 ===================  ==================
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid For:
    Interest                                                                       $            -      $            -
    Income taxes                                                                   $            -      $            -

              The accompanying notes are an integral part of these
                             financial statements.

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             June 30, 1997 and 1996

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

               The following is a summary of the more significant of its accounting policies:

               a. Significant Shareholder and Distributions

               The Company is a subsidiary of American Resources and Development Company (ARDCO), formerly Leasing Technology Incorporated. ARDCO has common directors and management with the Company. The Company made distributions to ARDCO of $325,199 for the year ended March 31, 1997 and received contributions of capital totaling $356,054 from ARDCO during the year ended March 31, 1997. These contributions and distributions have been treated as adjustments of additional paid-in capital in the accompanying financial statements.

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

                             Year ended
                            to expire               Amount
                                2007         $         16,000
                                2008                  114,000
                                2009                   97,000
                                2010                3,623,000
                                2011                  686,000
                                2012                  253,000
                                             ----------------
                       Total                 $      4,789,000
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

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             June 30, 1997 and 1996


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

               Costs associated with real estate are accounted for in accordance with the provisions of FASB-67. Accordingly, acquisition, development and construction costs, including property taxes and interest on associated debt and selling costs, are capitalized. Such costs are specifically allocated to the related opponents or, if relating to multiple components, allocated on an pro rata basis as appropriate. Estimates are reviewed periodically and revised as needed. The respective real estate projects are also periodically reviewed to determine the that carrying amount does not exceed the net realizable value. To date, no allowance has had to be provided for estimated impairments of value based on evaluation of the projects.

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

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             June 30, 1997 and 1996


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

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             June 30, 1997 and 1996
NOTE 3 -     LONG-TERM DEBT

             Long-term debt of the Company is as follows:                                            June 30,            March 31,
                                                                                                      1997                 1997
                                                                                                    (Unaudited)

             Promissory note secured by land. Interest accrued at 10% per annum,
              payable  in  shares  of  the  Company's  common  stock.   $120,000
              principal  plus a percentage  of the proceeds of lot sales payable annually beginning on February 1, 1991 through February 1, 1997 at which time the balance  will be due as a balloon  payment.  $2,000
              from each Red Hawk lot sale also applies to the note.                             $       646,502    $        646,502

             Promissory note secured by land.  Annual payments through
              August 15, 2016 at $30,524 per year including interest at 10%
              per annum.                                                                                201,890             201,890

             Trust deed note, secured by land and 50,000 shares of the Company's common  stock.  Interest  accrued at 15% per annum.  Principle and interest were due May 31, 1995.  However,  the note holder has not
              demanded full payment and is accepting partial payments.                                   80,575              80,575

             Trust deed note payable, secured by land.  Interest accrued at 8%
              per annum.  Payable $100,000 per year plus the accrued interest
              for that year.                                                                            355,890             355,890

             Promissory note secured by land, bearing interest at 10.5%.
              Interest payable monthly with principal and any accrued
              interest payable in full on June 10, 1999.                                              3,649,630           3,440,805

             Purchase contract and note secured by land, bearing interest at
              10%.  Monthly installments of $25,000 due through May 15, 1998
              with remaining principal and accrued interest due in full.                              2,227,681           2,246,823

             Mortgage note payable secured by real estate bearing interest at
              11.5%.  Due in monthly installments of $911.                                               90,839              90,915
                                                                                                ---------------    ----------------
             Balance forward                                                                    $     7,253,007    $      7,063,400
                                                                                                ---------------    ----------------
                                       13


                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             June 30, 1997 and 1996



NOTE 3 -     LONG-TERM DEBT (Continued)


             Balance forward                                                                    $     7,253,007    $      7,063,400

             Mortgage note payable secured by real estate bearing
              interest at 8.125%.  Due in monthly installments of $919                                  116,622             116,800

             Mortgage note payable secured by real estate bearing
              interest at 8.125%.  Due in monthly installments of $879.                                  99,451              99,451
                                                                                                ---------------    ----------------
             Subtotal                                                                                 7,469,080           7,279,651

             Less Current Portion                                                                      (903,924)           (923,320)
                                                                                                ---------------    ----------------
             Long-Term Portion                                                                  $     6,565,156    $      6,356,331
                                                                                                ===============    ================
             Maturities on long-term debt are as follows:

                           1998                                                                 $       903,924    $        923,320
                           1999                                                                       2,491,622           2,282,797
                           2000                                                                       3,557,065           3,557,065
                           2001                                                                          73,718              73,718
                           2002                                                                          19,559              19,559
                           Thereafter                                                                   423,192             423,192
                                                                                                ---------------    ----------------
                                                                                                $     7,469,080    $      7,279,651
                                                                                                ===============    ================

NOTE 4 -     PREFERRED STOCK

             The Company has issued 27,084 shares of its class "A" cumulative convertible preferred stock through a private placement at $5 per share. The preferred stock pays a cumulative dividend at the rate of 10% per annum and is convertible into common stock per terms of the offering. The preferred stock also has certain preferences in liquidation. During the year ended March 31, 1996, 2,500 shares of class "A" preferred stock were repurchased from the holder for $12,500. Also, 1,804 of the class "A" preferred shares were issued during the year end March 31, 1997 as payment of interest on long-term debt. During the three months ended June 30, 1997, 1,105 shares of common stock were converted to 2,780 shares of preferred stock.

             The Company has also issued 287,064 shares of class "B" preferred stock. The class "B" preferred stock has a preference upon liquidation of $5.00 per share, plus all accrued and unpaid dividends, whether or not earned or declared. The preference is secondary to the liquidation preference of the class "A" stock. The class "B" preferred stock is convertible at anytime before March 31, 1998 at the rate of 1 share of common stock to be valued at 40% of the low bid price for free trading shares at my time during the eighteen months preceding the conversion. The Company may redeem the class "B" preferred stock on or before March 31, 1998 at $5.00 per share plus dividends accrued at 10% per annum. Of the total shares of class "B" preferred stock outstanding, 193,733 shares were issued during the year ended March 31, 1996 at a price of $5.00 per share, 160,057 of which were issued to a shareholder of the Company (see Note 7). During the year ended March 31, 1997, the Company issued 27, 637 shares of class "B" preferred stock as payment for interest on long-term debt.

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             June 30, 1997 and 1996

NOTE 5 -     COMMON STOCK

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

NOTE 6 -     SUBSEQUENT EVENTS

             From time to time since December 1, 1992, there have been intercompany transactions between American Resources and Development Company ("ARDCO") and the Company. These transactions have included the exchange of funds, services rendered by employees and the exchange of other assets. At the time of these transactions, no formal determination was made by the Companies whether these transactions constituted debt or equity transactions. On July 8, 1997, the Company issued to ARDCO 823,343 shares of its common stock with respect to the intercompany transactions between the two entities and in addition issued a total of 250,000 shares of its common stock to its officers, directors and an officer and director of ARDCO for services rendered. The Board of Directors of GVI is currently reviewing the foregoing transactions and will determine shortly whether or not the resolution of the issues on July 8, 1997 was appropriate under all of the circumstances.

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

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Quarter  Ended June 30,  1997,  Compared  to the Quarter  Ended June 30,
1996.

         Total revenue for the quarter ended June 30, 1997 decreased $122,000, or 92 %, to $11,000, compared with $133,000 for the quarter ended June 30, 1996. During the current period 1 lot was sold from the Cotton Manor Phase 4, a townhome PUD. The lot was sold to Bruce Frodsham, Vice President of the Company for $11,000, the approximate cost of the lot to the Company. During the comparable prior year period, 5 lots were sold from Cotton Acres at an average price of $26,600. The sales volume for a given period is largely dependent upon the number of completed lots and condominiums available for sale in inventory. During the past year there has been very little capital available for development and therefore there has been little inventory available for sale.

         Cost of sales decreased by $65,582, or 86%, to $11,000 for the quarter ended March 31, 1997 from $76,582 for same quarter in 1996. The change is directly related to the number of units sold during each period. Correspondingly gross profit decreased to 0 during the current period as the only lot sold was sold at cost. Gross profit in the prior period was $56,418.

         General and administrative expenses increased $96,727, 62%, to $253,246 for the quarter ended June 30, 1997 from $156,519 the quarter ended June 30, 1996. The increase was principally attributable to the costs incurred in developing an internet website and promotional literature, and related printed material.

         The Company experienced a net loss of $253,165 in the current period compared with a net loss of $95,227 in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had total assets of $12,882,259, total liabilities of $9,388,423 and total stockholders equity of $3,493,836 compared with total assets of $12,639,500, total liabilities of $8,892,458 and total stockholders equity of $3,747,042 at March 31, 1997. The increase in total assets of $242,759, 2% is due primarily to $201,968 of capitalized development related interest. Total liabilities at June 30, 1997 increased $495,965, 6%, from March 31, 1997. The increase is due primarily to an increase in long term debt of $208,825, 3%, attributable to additional borrowings from Miltex Industries of 202,000, and an increase in current liabilities of $287,140, 11%, explained below.

         As of June 30, 1997, the Company had total current assets of $964,758 and total current liabilities of $2,823,267 which results in a current ratio of 0.34:1, compared to a current ratio of 0.38:1 as of March 31, 1997. The current ratio decrease was due primarily to an increase in current liabilities. Current liabilities at June 30, 1997 increased $287,140, 11%, over March 31, 1997 due to an increase in accounts payable of $144,827, 15%, and an increase in ad expenses of $161,709, 25%. Both increases are related to the decrease in cash flowing into the Company from decreases in the sale of real estate and borrowings during the period, limiting the Company's ability to pay its obligations. The decrease in cash of $13,831, 48%, and the increase in real estate inventories of $171,115, 2%, result in a net change to current assets of $3,284, 0%.

         The Company has historically satisfied its cash needs through the sale of real estate in Cotton Manor and Cotton Acres and private placements of securities and secured borrowings. During the quarter ended June 30, 1997, the Company sold one lot in the Cotton Manor PUD development. This figure is substantially lower than prior periods, but lot sales should increase as the development of 19 lots in Phase 10 of Cotton Acres are completed and sales are initiated in late August 1997. Management of the Company can give no assurance that cash flow from the sale of lots will be sufficient to fund the Company's operations.

         Completion of Phase I in Red Hawk and the subsequent sale of lots in Phase I will depend largely on the ability of the Company, to raise additional funds, preferably long term financing, on acceptable terms and conditions. The Company is pursuing development loans in the $10,000,000 to $14,000,000 range and looking for a potential merger, and, or acquisitions. GVI will also continue to develop and sell lots and townhomes in the Cotton Manor/Acres development as financing becomes available. Theses sales will not be sufficient to financially support the Company's overhead and the Red Hawk project. The Company's ongoing overhead and land obligations are approximately $75,000 per month. Additionally, GVI has approximately $900,000 of long-term debt due during 1998. If the Company does not receive sufficient financing for the Red Hawk project, the Company intends to meet its obligations through private or public offerings of common and/or preferred stock for cash and additional borrowings. No assurance can be given that the Company will succeed in obtaining sufficient financing for Red Hawk or, if unsuccessful that it will raise sufficient cash to meet its obligations through the sale of securities or additional borrowings.


                                     PART II

   Item 1.            Legal Proceedings
            None
   Item 2.            Changes in Securities
            None
   Item 3.            Defaults Upon Senior Securities
            None
   Item 4.            Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's securities holders during the quarter ended June 30, 1997.

Item 5.        Other Information

         None

Item 6.       Exhibits and Reports on Form S-K

         (a)    This Item is not applicable to the Company.
         (b) No Report on Form 8-K was filed by the Company during the three month period ended June 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GOLF VENTURES,  INC.


                            BY: /s/ Duane H. Marchant
                                ------------------------------
                                DUANE H. MARCHANT, President

Dated:     August 19, 1997