Form 10KSB/A
period 1997-03-31
GOLF VENTURES INC
filed 1997-10-22
CIK 833864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDED FORM 10-KSB

 Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1997

                                     0-21337
                            (Commission File Number)

                               GOLF VENTURES, INC.
                 (Name of Small Business Issuer in Its Charter)

              UTAH                                      87-0403864
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

               345 North 2450 East, St. George, Utah           84790
              (Address of Principal Executive Offices)       (Zip Code)

                                 (435) 628-8142
                (Issuer's Telephone Number, Including Area Code)

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

                                Yes [ x ] No [ ]

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

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 1997 was $ .


         The number of shares outstanding of the issuer's common equity, as of September 30, 1997 was 2,925,066 shares.


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ x ]

                                     PART I

Item 1.   Business.

General Information About the Company

                  Golf Ventures, Inc. ("GVIM" or "the Company") is a Utah corporation formed in 1983, although it first began its current business plan under its current name in 1993. GVIM is primarily engaged in developing certain residential and recreational real estate projects.

                  Until August, 1997, GVIM's principal corporate offices were located at 102 West 500 South, Suite 400, Salt Lake City, Utah 84101, space that the Company shared with its current principal shareholder, American Resource and Development Company, Inc. ("ARDCO"). During this period of time, the Company was under the day to day direction and control of the President of ARDCO, as would be the case with many companies which, like the Company, are a majority controlled subsidiary. Improper actions were taken by ARDCO in connection with the Company, and legal proceedings have been brought against the former
President of ARDCO, which are described later in this report (See LEGAL PROCEEDINGS). During calendar 1997, current management of the Company, together with new outside legal counsel, have been engaged in efforts to rehabilitate the Company, to distance the Company from ARDCO to the extent legally possible, and to negotiate a strategic reorganization of the Company to bring in a more experienced and deeper management team and to bring additional assets and opportunities to the Company to allow it move forward in a new and healthy direction. As a step in this process, in August 1997, the Company moved its principal corporate office to 345 North 2450 East, St. George, Utah 84790 to more closely monitor development of the Company's real estate development projects, all of which are presently located in the St. George area, to reduce overhead costs, and to physically separate the Company from ARDCO.
The Company's new telephone number is (435) 628-8142.

                  As another step in the above process, in August, 1997 the Company signed a reorganization agreement with U.S. Golf Communities, Inc., ("US Golf") of Orlando, Florida. The reorganization calls for the Company to issue approximately 26,000,000 new shares of its common stock, which will represent 81% of the issued and outstanding common stock of the Company immediately following closing of this transaction, currently scheduled for November, 1997. The Company will acquire 100% of the outstanding common stock of US Golf, and will thereby acquire all of US Golf's golf courses and related residential communities in the eastern United States. This change in control of the Company, which is a known result of the US Golf transaction, will result in the current shareholders and management of US Golf taking effective control of the Company, with the Company's current shareholders retaining 19% of the resulting larger, combined company. Duane H. Marchant, the Company's President, will take a subordinate management position with the larger, combined company.

                  The Shareholders of the Company will be asked to approve an increase in the number of authorized common shares at the Company's annual shareholders meeting in 1997. (A more detailed discussion of the US Golf transaction and concerning US Golf itself will be contained in the Company's Proxy Statement issued in connection with the 1997 Shareholders Meeting.) This increase in authorized common shares is needed to fulfill the Company's obligation under the US Golf reorganization agreement. If the Shareholders fail to approve the increase in authorized common shares, the Company may conclude to renegotiate the US Golf reorganization agreement to allow the Company to utilize other consideration to consummate the transactions, including, for example, voting preferred stock.

                  There is no assurance that the Shareholders will approve this increase in authorized common stock, or that the US Golf transaction will close and be consummated.

                  There  is  no   provision   in  the   Company's   articles  of
incorporation or bylaws that would impede or prohibit this, or any other, change in control of the Company.

                  In February 1996, the Company reverse-split its outstanding shares by a factor of 1 share for every 5 shares then outstanding. As of September 30, 1997, the Company had 2,101,723 shares of its common stock issued and outstanding, compared to 25,000,000 shares of common stock which is authorized in the Company's Articles of Incorporation, as amended. When used in this Report, all references to numbers of shares of the Company's common stock in any transaction, regardless of the date of the transaction, are expressed in post-reverse split numbers.

                  At the end of its fiscal year 1997, GVIM had three full time and one part time employees. As of September 30, 1997, the Company dropped to three full time employees.

The Company's Real Estate Development Program -- General

                  In 1990, ARDCO acquired a 616 acre parcel of land that was available for development near St. George, Utah. In 1991, ARDCO purchased two residential real estate developments in St. George for condominiums, cottages, and single family dwelling lots known, respectively, as Cotton Manor and Cotton Acres.

                  In 1992, ARDCO sold all of its undeveloped 616 acres in St. George, and its Cotton Manor and Cotton Acres developments to the Company in exchange for 654,746 shares of GVIM common stock, which represented approximately 86% of the Company's total outstanding shares at the time. The Company also assumed $4,338,319 of debt in connection with the acquired ARDCO property. (This debt is described in more detail below.) No changes took place in the accounting policies of GVIM as a result of this change in control of the Company.

                  In 1994, The Company named its 616 acre parcel of undeveloped land the Red HawkTM International Golf & Country Club ("Red HawkTM"). On June 1, 1994, GVIM acquired an additional 54 acres of land adjacent to Red HawkTM for future development.

                  Although the real estate market in the St. George, Utah area is extremely competitive, the Company believes that it is well positioned in terms of pricing and location with respect to the Cotton Manor and Cotton Acres projects such that it can compete effectively. With respect to Red HawkTM, the Company will require significant additional financing for development (see "RED HAWK", below), after which management believes Red HawkTM will offer competitive values to interested club members and residence buyers.

                  Other than with respect to the US Golf transaction, discussed briefly above, the Company has no plans to acquire additional real estate projects in the near term, and will focus energy and resources on developing and exploiting its current projects.

                  The decision of the Company to reorganize with US Golf, as discussed earlier in this Report, was made in large part to take advantage of US Golf's greater experience and connections in developing large golf course communities like Red HawkTM. There can be no assurance that the Company will be able to acquire the needed financing on terms and conditions which will allow the Company to effectively and profitably develop Red HawkTM, Cotton Manor or Cotton Acres.

RED HAWKTM

                  Red HawkTM is a master-planned residential golfing and recreational community situated on 670 acres of land that, when completed, will include more than 945 building lots, a 27 hole golf course, tennis courts, swimming pools, and other recreational amenities. Red HawkTM is located in southwest Utah, three (3) miles southeast of St. George in the City of Washington, approximately 120 miles from Las Vegas, Nevada, and within a short drive of several national parks including Zion National Park and Bryce National Park. Red HawkTM is situated on rolling farm land surrounded on three sides by a horseshoe of rolling hills.

                  Land and Debt

                  As noted earlier, in 1990, the Company's current largest shareholder, ARDCO, purchased the first 487 acres of Red HawkTM from Dr. Karl F. Stucki and Mrs. Marcia C. Stucki, Trustees of the Karl F. and Marcia C. Stucki Income Trust (the "Stuckis"). The purchase price of this property was $3,000,000, which included a trust deed note (the "Stucki Note") for $2,865,000 bearing interest at 10% and secured by the land. The note called for monthly payments until January 1994, when the Stucki Note was to be paid in full.

                  After acquiring this property and assuming the Stucki Note from ARDCO, the Company renegotiated the Stucki Note in early 1994 and again in July, 1996 to extend the balloon due date to May 15, 1998. This renegotiation provided for the partial release to the Company of approximately 200 acres of the Red HawkTM property securing the Stucki Note as and when the Company pays down the Stucki Note to the extent of $6,500 per each of these 200 acres, and after the Company completes certain agreed development expenditures on the land. The Company paid a lump payment of $75,000 in July 1996 and agreed to pay $25,000 per month through May 15, 1998, after which time the entire balance of the Stucki Note will be due and payable. As of August 31, 1997 all payments on the Stucki note are current and a balance of approximately $2,215,000 remains outstanding on the Stucki Note, inclusive of principal and accrued interest.

                   GVIM owns two additional parcels of land contiguous to the 487 acres securing the Stucki Note. The first parcel, consisting of approximately 129 acres, was acquired by ARDCO from an unaffiliated third party for $625,000, paid by delivery of 260,000 shares of ARDCO's common stock and a note for the remainder of the purchase price. The Company acquired this land from ARDCO in 1992 and assumed the purchase price note. This note has been paid in full.

                  The second parcel, consisting of 54 acres, was purchased by the Company on June 1, 1994 from an unaffiliated third party, for a purchase price of $500,000 and 600 shares of the Company's common stock. Because of its location, this 54 acre parcel is planned for higher density multiple unit residence and commercial development.

                  The terms of the purchase were $25,000 cash down, $25,000 payable 90 days from closing, and annual payments of $100,000, with interest accruing at a rate of 8% per annum. The first payments were timely made, but the first annual payment of $100,000 was paid not paid when due on July 4, 1995. In 1996, the Company brought the note current and reduced the outstanding principal balance to $359,370. However the Company missed the July 1997 payment and to date has not had the cash to bring this note current. The Company hopes that the US Golf transaction, discussed earlier, will provide improved access to needed cash resources to preserve this land in the Company and to develop its profit potential.

                  On June 30, 1996 GVIM borrowed $2,000,000 from Miltex Industries of Geneva Switzerland, ("Miltex"), and secured the Company's note for this amount with a trust deed against Red HawkTM. These funds were borrowed to commence construction at Red HawkTM. By the end of 1996, the Company had borrowed an additional $1,238,805 from Miltex. Miltex and the Company agreed to include all of the current outstanding loan balance of $3,238,805 in the original trust deed note. The Miltex Note requires monthly interest payments at the rate of 10.5% per annum through June 10, 1999, at which time the entire principal balance (together with accrued and unpaid interest) is due and payable. In August, 1997 Miltex agreed to accept 28,340 shares of the Company's Class B Preferred stock in payment of $141,700 of accrued interest for the months of January through May, 1997. The Company failed to pay interest in June, July, August or September 1997. Interest due and payable on the Miltex Note at September 30, 1997 was approximately $100,000. To date Miltex has not taken any action to declare a default or to foreclose on its trust deed against Red HawkTM. Moreover, as of August 31, 1997 GVIM had borrowed an additional $476,660 from Miltex on the same terms and with the same collateral security as the $3,238,805 borrowing described above.

                   In May, 1994 the Company borrowed $250,000 from the Foss Lewis Profit Sharing Plan. The loan is secured by a second trust deed on the same acreage at Red HawkTM that is securing the Stucki Note, a trust deed against the Company's fee simple interest in the 129-acre parcel, discussed above, and 50,000 shares of GVIM common stock. The outstanding balance of this loan at June 30, 1997 was $89,383. Although the Foss Lewis Note was due and payable on May 31, 1995, the holder has verbally agreed to extend payment and has taken no action to collect or foreclose its trust deeds. Currently there is approximately $90,000 still due to the Foss Lewis Profit Sharing Plan. The Company expects that the US Golf transaction, discussed above, will enable the Company to pay off this loan and thus preserve the Company's rights in the pledged acreage, but can make no assurances in that regard.

                  Current Developments and 12-Month Business Plan

                  The final plat for Red HawkTM will be recorded upon installation of all improvements and/or bonding for the same for Phase I. The Company believes that no other permits or authorization are required until after filing of the final plat for Phase I, at which time building permits will be obtained from Washington City. Nine (9) reservations have been taken for residential lots in Red HawkTM to date.

                  In late 1996, Washington City completed construction of a storage tank for culinary (drinking) water in close proximity to Red HawkTM, together with a water pumping station and delivery lines which run through Red HawkTM. As a result, the Company believes that Red HawkTM will have an adequate supply of culinary water available. The cost to GVIM for this water line was $130,000, which has been paid.

                  In July 1996 Granite Construction broke ground on Phase I at Red HawkTM. Phase I will consist of the development and sale of 102 estate lots, 7 cottages, 5 corporate villas, and construction of the first 18 holes of the golf course, a double driving range, irrigation, lakes and infrastructure for utilities. By the end of November 1996, Granite had moved approximately 900,000 cubic yards of dirt, excavated eight (8) lakes, roughed in eighteen holes of the golf course, graded the sites for the 102 residential lots, installed sewer laterals to the lots and graded the major roads in Phase I of the project. Granite was paid $1,981,681 for its work, and the Company called an end to Granite's efforts in November 1996 as a result of lack of funds.

                  GVIM contracted with Crown Golf to do the finish grading on the golf course. Crown has been paid $35,817 and is owed approximately $235,000 as of September 30, 1997. Crown was called off this project in February, 1997, when the Company stopped construction at Red HawkTM until additional funding can be obtained on terms and conditions satisfactory to the Company.

                  While management looks to the US Golf transaction as a source of improved funding capabilities for the Company at Red HawkTM, there is no assurance that the US Golf transaction will close or that it will yield the benefits hoped for by the Company. The Company will continue its efforts to obtain sufficient long term financing to complete development of Phase I at Red HawkTM, and thus to begin cash flow from sales of interests in the development. Assuming adequate financing can be obtained on satisfactory terms and conditions, the Company believes that Phase I construction at Red HawkTM could be completed within six months of the start of that financing at a total cost of approximately $5,700,000. Additionally, a sewer line will need to be brought to the property. Washington City owns and is responsible for sewer lines, and the Company must negotiate with Washington City with respect to the construction of and payment for the sewer line. Construction costs are estimated to be approximately $1,000,000 for the off-site sewer, as per independent bids received by the Company. The Company estimates that an additional $135,000 will be required for construction of a gas line based on preliminary estimates received from the gas company. There is a possibility that future expenditures for on-site electric power will be necessary, although this has not been determined and no estimates of costs will be obtained until future demands are assessed. There can be no assurance that additional development costs will not be incurred or that such additional costs will not be material. The Company has estimated the future development costs just recited based upon the prior real estate development experience of management. This experience and business judgment may not prove accurate as actual results invariably deviate from estimates.

COTTON MANOR AND COTTON ACRES

                  In 1991, ARDCO purchased from Property Alliance, for an aggregate purchase price of $2,592,050, two real estate developments located in St. George, Utah consisting of approximately 80 contiguous acres, including an existing condominium development known as Cotton Manor and a single residence development known as Cotton Acres. At the time of the acquisition, the two developments consisted of both developed and undeveloped property. On December 31, 1992, the Company purchased Cotton Manor and Cotton Acres from ARDCO and assumed the related liabilities, including ARDCO's outstanding obligations to Property Alliance.

                  Cotton Manor, a 19-acre development, currently includes 28 completed condominiums (one two-story building with 16 units and three one-story four-plexes) and recreational facilities including swimming pool, tennis courts, and a putting green. Bruce Frodsham, Company Vice President and project manager, lives at Cotton Manor and is responsible for the maintenance and upkeep of the Cotton Manor recreational amenities and landscaping. Cotton Manor residents pay a monthly fee to support the maintenance. The Company maintains property and liability insurance on the Cotton Manor project at a cost of approximately $6,000 per year.

                  Cotton Acres is a 61 acre development consisting of 259 lots. 200 lots in Phases I-IX have been sold and dwelling units on such lots have been completed. Development of Phase X, consisting of 19 lots has been completed at a cost of approximately $165,000. The contractor making the improvements on the

Phase X lots financed the Company's cost at 12% interest. The balance of principal and interest due the contractor has been paid in full from the proceeds from the first Phase X sales. All Phase X lots have been sold or pre-sold with a deposit and should close during the first six months of 1998.

                  Land and Debt

                  ARDCO's purchase of Cotton Manor and Cotton Acres from Property Alliance called for $23,601 cash down and the payment of several promissory notes as follows: (i) a promissory note to a third party with an outstanding balance of $277,304, payable $30,000 per year; (ii) a promissory note to a third party with an outstanding balance of $101,145, which has been paid in full; (iii) a Special Improvement District (SID) obligation estimated at $53,000, of which $36,000 has been paid through June 30, 1997; and (iv) a trust deed note to Property Alliance in the principal amount of $1,387,000, bearing interest at the rate of 10% per annum, which note is secured by a trust deed covering the two groups of properties. Principal on the trust deed note was payable in six annual installments of $120,000 through February 1, 1997 plus a balloon payment of the remaining principal, and interest was payable in shares of ARDCO common stock. ARDCO was also required to pay down the principal of the trust deed note with 75% of the proceeds from each sale units at Cotton Manor or Cotton Acres, and with $2,000 from the sale of each Red HawkTM lot. In addition, ARDCO issued 150,000 shares of its Series C Convertible Preferred stock (valued at $5.00 per share or $750,000) to Property Alliance as part of the purchase of this land.

                  Both ARDCO and, later, the Company failed to make timely payments as required to and for the benefit of Property Alliance. After negotiations, Property Alliance, ARDCO and the Company agreed in June, 1994 to extend the due date of the first four annual payments on the trust deed note (aggregating $480,000) until July 31, 1995, and the Company agreed to make mandatory prepayments on the trust deed note of $5,000 (rather than $2,000) for each Red HawkTM lot sold by GVIM. In addition, GVIM agreed to pay Property Alliance, as a mandatory prepayment on the trust deed note, $175,000 from the first $1,000,000 of long term financing proceeds the Company secures for development of Red HawkTM.

                  As of September 30, 1997 the Company has not made the required $120,000 annual payment for 1997 due to poor cash flow from low real estate sales. Accrued interest, payable at the option of the Company in its common stock, was $486,131 as of August 31, 1997. The trust deed note has a current principal balance due of $646,502. The Company plans to use proceeds from sales in Cotton Manor and Cotton Acres to satisfy the trust deed note, and looks to the US Golf transaction as a source of improved financial resources to meet the Company's obligations and to preserve the Company's rights in its real properties, such as Cotton Manor and Cotton Acres. There can be no assurance that the US Golf transaction will bring such funding resources to the Company, or that the US Golf transaction will be consummated. There also can be no assurance that sufficient closed sales from Cotton Manor and/or Cotton Acres will occur soon enough, or at all, to enable the Company to satisfy its obligation to Property Alliance and avoid losing these developments in foreclosure.

                  The Company's main business plan is focused on Red HawkTM, and the loss of Cotton Manor and/or Cotton Acres, while material adverse events, would not necessarily toll the end of the Company or its operations.

                  Current Developments and 12 Month Business Plan.

                  The Company currently intends to build an additional 102 cottages as marketing of the Cotton Manor project develops. Each cottage is part of a single, detached planned unit development (PUD). In Phase III, two cottages have been completed. One Phase III cottage has been sold while the other, built and financed by the Company, is being used as a model, sales office and, since the end of August, 1997, as the executive offices of the Company. Development of the 19 lots in Phase IV has been completed at a cost of Approximately $11,700 per lot. Two Phase IV lots have been sold and cottages have been built. One lot was purchased by Bruce Frodsham, Company Vice President, at the Company's offer price of $15,000. Mr. Frodsham has built a home on the lot at his cost. The other Phase IV lot was transferred to George Badger, the former President of ARDCO, to enable Mr. Badger to get a loan to finance a home on the site for entry by the Company in a home show. The Company's entry won the show award. Currently, Mr. Badger is paying the indebtedness on the property and lives there from time to time. The Company is seeking the cost of the lot from Mr. Badger as part of the settlements with Mr. Badger and ARDCO discussed elsewhere in this Report.

                  GVIM is actively marketing its Cotton Manor cottages and believes that the initial 19 cottages can be sold within approximately two years. Building permits will be obtained from the City of St. George as needed. Following the sale of the 19 units in Phase IV, GVIM intends to commence developing and marketing additional Phases.

                  Management anticipates that the development and sale of the lots from all of the remaining phases of Cotton Acres should be completed within two years, although there can be no assurance that market conditions will allow for this schedule.


Item 2.           Properties.

         Prior to August 1997 the Company's executive offices were located at 102 West 500 South, Suite 400, Salt Lake City, Utah 84101. This office facility consisted of approximately 2,150 square feet, and the Company was paying $2,229 for the space on a month-by-month basis at the time it moved its executive offices to St. George, Utah. The Company and ARDCO shared this leased space based on an oral agreement pursuant to which the Company paid the rent and certain related overhead charges for both companies, while ARDCO paid the salary of some of the Company's employees, who also provided part-time services to ARDCO. Historically, the value of the rent and overhead charges paid by the Company attributable to ARDCO's use of the leased space have been approximately equal to the value of the services provided by the Company's employees which were paid by ARDCO, however no exact accounting has been maintained.

         During August 1997 the Company moved its executive offices to a Company-owned home in the Cotton Manor development to cut costs, to bring management closer to the Company's assets and operations, and in an effort to distance the Company from ARDCO. The offices are now located at 345 N. 2450 E., St. George, Utah 84790. The Company has a mortgage on the home with a payment of $1006.00 per month.

         The Company's investment real estate holdings are comprised of the Red HawkTM recreational and residential development consisting of approximately 670 acres near St. George, Utah, described above; and two residential developments in St. George, Utah aggregating approximately 80 acres known as Cotton Manor and Cotton Acres, also described above. See "Item 1. Business." for a more detailed description of these properties.

         Management believes that the Company's properties are adequately insured given their current state of development.

Item 3.   Legal Proceedings.

                  The Company is presently involved in the following pending litigation:

         a. On November 21, 1995, the Complaint was filed against the Company in the Superior Court of Portland County, Georgia, under the caption Sam Benlow, Inc. n/k/a Financial Information Network, Inc. v. Golf Ventures, Inc. Civil Action #B-43620. The Complaint sought payment of $21,141 allegedly due for services rendered in an advertising campaign. The Company negotiated a settlement whereby the matter was dismissed in exchange for the issuance of 4,000 shares of the Company's common shares, which would be covered by an S-8 registration statement. To date, such shares have not been delivered and the foregoing S-8 registration statement has not been filed. The Company anticipates that this matter will be finally resolved in the near future.

         b. On October 10, 1996, a criminal complaint was filed in the Southern District of New York against George Badger, then the President of ARDCO, and thus a "control person" of the Company. Mr. Badger was indicted on a number of charges and was arraigned in the U.S. Federal District Court for the Southern District of New York on October 9, 1996. It is the understanding of the Company that the indictment related to alleged unlawful and undisclosed compensation to securities brokers and promoters to induce them to cause customers to purchase securities issued by ARDCO and the Company. The Company has learned that Mr. Badger has pleaded guilty to counts of: (i) conspiracy to commit securities fraud; (ii) securities fraud; (iii) criminal contempt; and (vi) perjury. On August 7, 1997, the Commission issued another subpoena duces tecum, to GVIM requesting that GVIM produce all minutes and other documents relating to meetings of the Company's Board of Directors held during the period of January 1, 1993 through that date. The Company intends to continue to cooperate fully with the Commission in its investigation.

         c. On March 12, 1997, the Company received a subpoena duces tecum from the Commission to produce certain original documents and to testify in the Commission's investigation regarding Trading in Certain Over-the-Counter Securities ("NY-6375") pursuant to a formal order issued by the Commission under Section 20(a) under the Securities Act of 1933 and Section 21(a) of the Securities Exchange Act of 1934. The requested documents related to the Company's loans or other forms of financing or credit obtained or sought by the Company and all correspondence between the Company and the various funding entities. On July 25, 1997, the Company President and its Secretary received subpoenas duces tecum from the Commission, and on August 7 and 8, such officers testified before the Commission in New York.


Item 4.   Submission of Matters to a Vote of Security Holders.

         No items were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 1997.


                                     PART II

Item 5.   Market for Common Equity & Related Stockholder Matters.

         The Company's common stock is currently traded in the over-the-counter market on the NASDAQ Electronic Bulletin Board under the symbol "GVIM." The Company intends to apply to have its common stock listed for trading on the main National Association of Securities Dealers Automated Quotation System (NASDAQ) as soon as it meets the requirements for such listing, although there is no assurance that such listing will be obtained.

         The following table represents the range of high and low bid quotations for the calendar quarters indicated since the first quarter of 1995. Please note that these prices have all be adjusted for the 1-for-5 reverse stock split effected February 1, 1996.


                  Calendar Quarters        High Bid              Low Bid

                  1995
                  1st Quarter                  4.75                 3.00
                  2nd Quarter                  4.50                 2.50
                  3rd Quarter                  3.50                 1.50
                  4th Quarter                  2.50                 1.00

                  1996
                  1st Quarter                  6.00                 3.75
                  2nd Quarter                  7.25                 2.50
                  3rd Quarter                  7.00                 5.00
                  4th Quarter                  5.50                 2.00

                  1997
                  1st Quarter                  2.75                 1.50
                  2nd Quarter                  2.00                 1.25
                  3rd Quarter                  3.75                 1.125


         The foregoing quotations were obtained from broker-dealers and market makers who provide daily reports of the NASD Electronic Bulletin Board. The above quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         As of September 30, 1997, the Company had 2,101,723 shares of its common stock issued and outstanding, and there were 797 shareholders of record, which figures do not take into consideration those shareholders whose certificates are held in "street name" in their brokerage accounts.

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

Recent Sales of Unregistered Securities

         The following are brief descriptions of sales of securities by the Company for services, property or cash to support and advance the Company's business plan. To enable interested persons to better understand these transactions and their impact on the Company, the Company has elected to report transactions beginning in 1993 through the current time. Please note that all numbers of shares have all been adjusted for the 1-for-5 reverse stock split effected February 1, 1996.

    - On January 1, 1993, the Company issued 130,949 shares of common stock to ARDCO in connection with the Company's purchase of part of the Red HawkTM acreage known as the Stucki parcel. Based on the knowledge, experience and economic strength of ARDCO, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

     -On May 5, 1994, the Company repaid a $325,819 indebtedness owed to Olympus Investments by issuing 10,426 shares of common stock. The shares were exempt from registration under the Securities Act pursuant to Rule 903(c) of Regulation S promulgated thereunder.

     -On May 5, 1994, the Company repaid a $100,000 indebtedness owed to LaJuana Badger, the wife of George Badger, at that time President of ARDCO, by issuing 3226 shares of its common stock to Ms. Badger. Based on the knowledge, experience and economic strength of Mrs. Badger, as advised by her husband, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

     -On May 5, 1994, the Company repaid a $215,639 indebtedness owed to ARDCO by issuing 6932 shares of its common stock. Based on the knowledge, experience and economic strength of ARDCO, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

     -On May 5, 1994, the law firm of Harringan, Ruff, Rider & Spardellati accepted 65 shares of the Company's common stock as full payment for their outstanding invoices totalling $2,100.00. Based on the knowledge, experience and economic strength of Harringan, Ruff, Rider & Spardellati, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

     -On May 5, 1994, Williamsen & Associates, a corporate publicity firm accepted 800 shares of the Company's common stock as full payment for a then outstanding $30,000 bill for services rendered to the Company. Based on the knowledge, experience and economic strength of Williamsen & Associates, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

     -On June 24, 1994 the Stucki family agreed to accept 2,000 shares of the Company's common stock in payment of the then outstanding unpaid interest on the Stucki Note in connection with Red HawkTM. Based on the knowledge, experience and economic strength of the Stucki family and their advisors, the Company believes this transaction was exempt from registration with the Commission under
Section 4(2) of the Securities Act of 1933.

     -On June 1, 1994, the Company issued 120 shares of its common stock to Daniel C. Watson as part of the purchase consideration for a 50 acre plot of land. Cash in the amount of $500,000 was also paid. Based on the knowledge, experience and economic strength of Mr. Watson, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

     -On June 29, 1994, the Company issued 16,389 shares of its common stock to Banque SCS Alliance SA to repay a $286,799 indebtedness owed to Banque SCS. The shares were exempt from registration under Rule 903(c), Securities Act of 1933.

     -On March 28, 1995, the Company sold 65,694 shares of its Series B Preferred Stock for to Banque SCS for $328,401.00. These shares were exempt from registration under the Securities Act pursuant to Rule 903(c) of Regulation S.

     -On June 30, 1995, the Company sold 33,676 shares of its Series B Preferred stock to Olympus Investments Corp. for $168,382. The shares were exempt from registration under the Securities Act pursuant to Rule 903(c) of Regulation S promulgated thereunder.

     -On January 23, 1996, the Company issued 567,400 shares of the Company's common stock to Banque SCS as payment for financial advisory and referral services provided to the Company. The shares were exempt from registration under the Securities Act pursuant to Rule 903(c) of Regulation S promulgated thereunder.

     -On January 31, 1996, The Company issued 70,000 shares of its common stock to Corporate Relations Group, Inc. as payment for promotional, advertising and market maker services to the Company valued at $350,000. Based on the knowledge, experience and economic strength of Corporate Relations Group, the Company believes this transaction was exempt from registration with the Commission under
Section 4(2) of the Securities Act of 1933.

     -On March 29, 1996, the Company sold 160,057 shares of its Series B Preferred Stock to Banque SCS for $800,284. The shares were exempt from registration under the Securities Act pursuant to Rule 903(c) of Regulation S promulgated thereunder.

         -On June 4, 1996, the Company sold 200,000 shares of its common stock for cash to investors. The shares were exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D promulgated thereunder. Net proceeds from the offering were $879,424.

         -On July 29, 1996, the Company issued 10,000 shares of its common stock to Banque SCS to repay a $17,261 indebtedness. The shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

         -On September 11, 1996, the Company issued 2,000 shares each to Mark Qualey and Cambridge Consultants for promotional and advertising services valued at $12,000. Based on the knowledge, experience and economic strength of these persons, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

         -On September 30, 1996, the Company issued 10,000 shares of its common stock to Banque SCS to repay a $17,260 indebtedness. The shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

         -On December 10, 1996, the Company issued 1,804 shares of its Series A Preferred Stock to George Dalton to satisfy indebtedness of $9,021 owed to Mr. Dalton. Based on the knowledge, experience and economic strength of Mr. Dalton, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

         -On December 30, 1996, the Company issued 27,637 shares of its common stock to Banque SCS to repay a $138,185 indebtedness owed to Banque SCS. The shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

         -On August 22, 1997 the Company issued a total of 250,000 shares of its common stock, in the aggregate, to its officers and to an officer of ARDCO as a bonus for services rendered and to be rendered to the Company during the critical period of June-December 1997. Mr. Marchant received 150,000 shares, Mr. Spencer received 35,000 shares, Mr. Frodsham received 30,000 shares and Karl F. Badger received 35,000 shares. (The shares of Messrs. Marchant, Spencer and Frodsham are listed in the table on page 23) The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2).

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

         Statements made or incorporated in this report include a number of forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words anticipates, believes, expects, intends, future, and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Reliance should not be place on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. In addition, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS
For the Year Ended March 31, 1997, Compared to the Year Ended March 31, 1996.

         At March 31, 1997, the Company had total assets of $12,639,500 and total stockholders equity of $3,747,042 compared with total assets of $6,912,148 and total stockholders equity of $3,341,453 at March 31, 1996. The $5,727,352, or 83% increase in total assets year-to-year is due primarily to (i) recording $2,266,104 of the Red HawkTM land as an asset that was not booked as such in 1996, (ii) the capitalization of $2,200,000 in construction costs on Red HawkTM that were not capitalized in 1996, and (iii) the capitalization of $1,200,000 of development related interest related to Red HawkTM. Total liabilities at March 31, 1997 increased $5,321,763, or 149%, from $3,570,695 at year end 1996 to
$8,892,458 at year end 1997. The increase is due to (i) recording $2,266,104 of Red HawkTM debt corresponding to the booking of the Red HawkTM asset, discussed above, (ii) the loans from Miltex Industries totaling $3,238,805 for construction and overhead obtained in 1997, and (iii) an increase in current liabilities of $375,964, explained below.

         Total revenue for the fiscal year ended March 31, 1997 ("fiscal 1997") decreased $460,675, or 63%, to $274,000, compared with $734,675 for the fiscal year ended March 31, 1996 ("fiscal 1996"). All fiscal 1997 revenue was generated from the sale of lots at Cotton Acres and condominiums at Cotton Manor. During fiscal 1997, 9 lots were sold at an average price of $30,400 and no condominiums were sold. During the comparable prior year period, 20 lots were sold at an average price of $24,000 and 3 condominium units were sold at an average price of $84,700. Sales volume is dependent upon the number of completed lots and condominiums in inventory, as well as demand for the location and type of real estate being offered. These factors vary from period to period.

         During fiscal 1997 the Company's available development capital was used to preserve and develop Red HawkTM, and no funds were made available to Cotton Manor or Cotton Acres for development. Therefore no new inventory was available for sale and sales decreased.

         Cost of sales decreased by $354,462, or 69%, to $158,066 for the fiscal year ended March 31, 1997 from $512,528 for fiscal 1996. As a percentage of total revenue, cost of sales decreased to 58% in the current year from 70% in the prior year. This was caused by higher sales prices for existing inventory. Gross profit decreased $106,213, or 48%, to $115,934 during fiscal 1997 from $222,147 during fiscal 1996. Gross profit as a percentage of total revenue increased to 42% from 30% in fiscal 1996, again reflecting lower expenditures on development.

         General and administrative expenses decreased $3,075,561, or 78%, to $860,289 during fiscal 1997 from $3,935,850 during fiscal 1996. The decrease was principally attributable to $2,835,000 in financial advisory and referral expenses incurred in 1996, paid to Banque SCS Alliance SA and others in the form of shares of the Company's common stock valued at $5.00 per share. These expenses brought financing sources to the Company and enabled the Company to raise needed investment capital in Europe. In 1996 the Company also incurred

$350,000 for advertising and promotional services, which was also settled in shares of common stock valued at $5.00 per share. The stock price used to value the shares used to pay these two large expenses was determined by the market value of the Company's stock at the time. These are not expected to be recurring expenses, their absence in 1997 was the primary difference in expenses for the two years. The year to year expense decrease was offset somewhat by an increase in legal fees of $101,687 in 1997, which was a 202% increase in this expense category. This increase in legal costs was associated with efforts by the Company to file a Form 10 registration statement with the Commission and efforts which led to the US Golf transaction, described earlier in Item 1.

         The Company had other income of $58,438 during fiscal 1997 compared with $107,412 during fiscal 1996, a decrease of $48,974, or 46%. The expenditure of cash caused bank accounts to decline and interest income to also decline.

         The Company experienced a net loss of $685,917 in fiscal 1997 compared with a net loss of $3,606,291 in fiscal 1996. The explanations given for the lower expenses and revenues also explain the larger loss in 1996.

         The Company from time to time has agreed to take one half of the purchase price of a lot and a note for second half, which is payable upon completion and/or sale of the home built on the lot, if the Company found such arrangements to be in the best interests of completing a sale and getting marketing momentum in the development. There is no policy or rules covering these arrangements, and these sales are made on an ad hoc basis in the discretion of the President of the Company. The Company has accounted for these sales as taking place at the time of the first closing, with income recognized for the full purchase price with a corresponding receivable entered on the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

         Between 1992 and December 31, 1996, the Company was controlled as a majority-owned subsidiary of ARDCO. In this connection, ARDCO provided investment capital to the Company in return for equity shares, both to and from ARDCO itself and to and from other investors referred to the Company by ARDCO, including Banque SCS Alliance SA. At the direction of the former president of ARDCO, who acted during this period as chief executive officer of the Company, cash from the Company was distributed to ARDCO from time to time as such cash was available in the Company and as it was needed by ARDCO. The policy imposed on the Company during this time period was to account for these distributions as return of capital transactions, and not to provide equivalent distributions to other shareholders. In 1995, approximately $512,000 was distributed to ARDCO, and in 1996 approximately $195,000 was distributed. These distributions deprived the Company of cash that would otherwise be available for debt service on its properties and the development of the same.

         There is a present dispute between the Company, its accountants, and ARDCO as to the amounts of these distributions to ARDCO over this period of time, compared to the investments and advances from ARDCO during this same period of time. In an effort to compromise and cut off this dispute and to clear the way for the US Golf transaction, the Company has agreed with ARDCO to issue 650,000 restricted common shares in full and complete settlement of claims by ARDCO against the Company and its officers and directors. In this same connection, the Company has agreed to issue 250,000 restricted common shares to the former president of ARDCO as a finder's fee in connection with the US Golf transaction.

         As of March 31, 1997, the Company had total current assets of $961,474 and total current liabilities of $2,536,127 which results in a current ratio of 0.38:1, compared to a current ratio of 0.75:1 as of March 31, 1996. The current ratio decrease was due to a drop in year end cash of $755,817, or 96%: from $784,380 at year end 1996 to $28,563 at March 31, 1997. The decrease in cash reflects the slow down in real estate sales and the decrease in borrowings during the fourth quarter of 1997. The decrease in cash was offset somewhat by the increase in real estate inventories from $748,010 to $932,439, due primarily to the completion of an additional town home in the Cotton Manor development and the development of an additional 19 lots in Phase X of Cotton Acres.

         Current liabilities at March 31, 1997 increased $375,964, or 17% over the prior year due to a $388,953 increase in accounts payable and a $200,040 increase in accrued expenses related to the ongoing interest accruals on real estate debt.

         The Company has historically satisfied its cash needs through the sale of real estate in Cotton Manor and Cotton Acres, private placements of securities and secured borrowings. During 1997, the Company sold $274,000 of real estate in Cotton Manor and Cotton Acres. This figure is substantially lower than prior years due to the inability to raise sufficient funds to complete lot development in Cotton Manor and Cotton Acres, and, in turn, to make sales. During 1997, the Company borrowed $3,238,805 from Miltex Industries of Geneva, Switzerland (Miltex). Approximately $2,000,000 of these funds were used to pay Granite Construction Co. to start the rough grading on the golf course and the first phase of residential lots at Red HawkTM. Additionally, the Miltex loans were used to keep the Stucki Note out of default and to pay Company overhead expenses, including general and administrative expenses. The construction at Red HawkTM has now stopped until further development money is raised.

         The amounts due to Property Alliance have not been paid for several months, and Property Alliance could declare the Company in default and foreclose on the acreage securing the repayment of these amounts, described earlier in this report. Because of the personal relationship between Mr. Marchant and the management of Property Alliance, forbearance on any declaration of default has been obtained, largely on the expectations from the US Golf transaction, described earlier in this report.

         Completion of Phase I at Red HawkTM and the sale of Phase I lots will depend largely on the Company's ability to raise additional funds, preferably long term financing on acceptable terms and conditions. The Company is pursuing development loans for Red HawkTM in the $10,000,000 to $14,000,000 range. GVIM will also continue to develop and sell lots and town homes in the Cotton Manor/Cotton Acres developments as financing for development there becomes available. However even if financing were available for Cotton Acres and Cotton Manor, sales at these projects will not yield enough earnings and free cash to financially support the Company's overhead and the development or keeping of Red HawkTM.

         The Company's ongoing overhead and land debt obligations are approximately $75,000 per month. Additionally, GVIM has approximately $900,000 of long-term debt due during fiscal 1998. As noted in Item 1, above, the development of Phase I at Red HawkTM could be completed within six months of the receipt of approximately $5,700,000 in development funds. Further Development at Cotton Acres, in Phases XI and XII, will required approximately $490,000. If the Company does not receive sufficient long term financing, either through the US Golf transactions or through other avenues, the Company intends to meet its obligations at a subsistence level through offerings of common and/or preferred stock for cash and, and through additional investment-type borrowings. There is no assurance that these financing sources will be available to the Company in sufficient amounts or at all.

         No assurance can be given that the Company will succeed in obtaining the significant financing needed for Red HawkTM or for the Cotton Manor or Cotton Acres developments. As noted elsewhere in this report, the Company is looking to the US Golf transaction as a means to bring the needed development capital into the Company to preserve the Company's valuable assets in Red HawkTM, Cotton Manor and Cotton Acres. No assurance can be given, however, that the U. S. Golf transaction can be consummated or that the U. S. Golf transaction will provide access to enough development capital so as to enable the Company to hold its current development assets and develop the same profitably.

Item 7.   Financial Statements and Supplementary Data.

         The Following financial statements and documents are filed herewith on the immediately following pages listed below, as part of Part II, Item 7 of this report.

Document....................................................................Page

     1.  Financial Statements and Accounts Report:
              Independent Auditor's Report..................................F-1

         Consolidated Financial Statements:
              Consolidated Balance Sheet...................................F-2-3

              Consolidated Statements of Operations and Accumulated Deficit
              for the Years Ended March 31, 1997 and 1996...................F-4

              Statement of Stockholders' Equity at
              March 31, 1997 and 1996......................................F-5-6

              Consolidated Statements of Cash Flows for the Years Ended
              March 31, 1997 and 1996......................................F-7-8

              Notes to Consolidated Financial Statements
              Notes 1 through 12............................................F-9

     2.  Financial Statement Schedules

              Schedule VIII - Valuation and Qualifying Accounts............F-16

              Schedule X - Supplementary Income Statement Information......F-17

              Schedule XI - Real Estate and Accumulated Depreciation.......F-18

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules on pages 18 and 19 are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Jones, Jensen & Company
Salt Lake City, Utah
June 16, 1997



                               GOLF VENTURES, INC.
                                  Balance Sheet


                                     ASSETS

                                                                                                      March 31,
                                                                                                        1997
CURRENT ASSETS                                                                                  ----------------

  Cash                                                                                          $         28,563
  Real estate inventory                                                                                  932,439
  Current portion of contract receivable                                                                     472
                                                                                                ----------------

     Total Current Assets                                                                                961,474
                                                                                                ----------------
PROPERTY AND EQUIPMENT

  Model home                                                                                             133,954
  Furniture and fixtures                                                                                  13,106
  Computer equipment                                                                                       2,350
                                                                                                ----------------

     Total depreciable assets                                                                            149,410
     Less:  accumulated depreciation                                                                      (2,393)
                                                                                                ----------------

     Net Property and Equipment                                                                          147,017
                                                                                                ----------------
OTHER ASSETS

  Land held for development (Note 2)                                                                  11,475,016
  Long-term portion of contract receivable                                                                55,993
                                                                                                ----------------
     Total Other Assets                                                                               11,531,009
                                                                                                ----------------
     TOTAL ASSETS                                                                               $     12,639,500
                                                                                                ================

   The accompanying notes are an integral part of these financial statements.


                               GOLF VENTURES, INC.
                                  Balance Sheet


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                      March 31,
                                                                                                        1997
CURRENT LIABILITIES                                                                             ----------------

  Accounts payable                                                                              $        953,072
  Accrued expenses and other liabilities                                                                 659,735
  Current portion of long-term debt (Note 3)                                                             923,320
                                                                                                ----------------

     Total Current Liabilities                                                                         2,536,127
                                                                                                ----------------
LONG-TERM DEBT (Note 3)                                                                                6,356,331
                                                                                                ----------------

     Total Liabilities                                                                                 8,892,458
                                                                                                ----------------
STOCKHOLDERS' EQUITY

  Preferred stock (10,000,000 shares authorized
   at par value of $.001) 24,304 class "A" and 287,064
   class "B" shares issued and outstanding (Note 4)                                                          311
  Common stock (25,000,000 shares authorized
   at par value of $.001) 1,852,828 shares issued
   and 1,839,837 shares outstanding (Note 5)                                                               1,853
  Additional paid-in capital                                                                           8,264,828
  Accumulated deficit                                                                                 (4,519,950)
                                                                                                ----------------

     Total Stockholders' Equity                                                                        3,747,042
                                                                                                ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $     12,639,500
                                                                                                ================

   The accompanying notes are an integral part of these financial statements.


                               GOLF VENTURES, INC.
                            Statements of Operations


                                                                                   For the Years Ended
                                                                                         March 31,
                                                                                    1997              1996
INCOME

  Real estate sales                                                         $        274,000    $       734,675
  Cost of real estate sales                                                          158,066            512,528
                                                                            ----------------    ---------------

     Gross Profit on Real Estate Sales                                               115,934            222,147
                                                                            ----------------    ---------------

EXPENSES

  Investment banking and financing
   services (Note 5)                                                                  -               3,260,000
  Depreciation                                                                         2,393             -
  General and administrative expenses                                                857,896            675,850
                                                                            ----------------    ---------------

     Total Expenses                                                                  860,289          3,935,850
                                                                            ----------------    ---------------

LOSS FROM OPERATIONS                                                                (744,355)        (3,713,703)
                                                                            ----------------    ---------------

OTHER INCOME (EXPENSES)

  Other revenue                                                                       29,931            101,877
  Interest income                                                                     38,649              5,535
  Interest expense                                                                   (10,142)            -
                                                                            ----------------    ---------------

     Total Other Income (Expenses)                                                    58,438            107,412
                                                                            ----------------    ---------------

NET LOSS BEFORE INCOME TAXES                                                        (685,917)        (3,606,291)

INCOME TAXES                                                                          -                  -
                                                                            ----------------    ---------------

NET LOSS                                                                    $       (685,917)   $    (3,606,291)
                                                                            ================    ===============


NET LOSS PER COMMON SHARE                                                   $          (0.38)   $         (2.59)
                                                                            ================    ===============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                                                       1,799,633          1,393,386
                                                                            ================    ===============

   The accompanying notes are an integral part of these financial statements.

                                                GOLF VENTURES, INC.
                                        Statements of Stockholders' Equity


                                                                                             Additional
                                         Preferred Stock            Common Stock              Paid-in        Accumulated
                                      Shares        Amount       Shares        Amount          Capital          Deficit
                                      ------        ------       ------        ------          -------          -------
Balance,
 March 31, 1995                       92,694       $  93       1,532,607       $ 1,533    $    3,140,391      $ (227,742)

Class "A" preferred stock
 converted to common
 stock (Note 4)                       (2,000)         (2)          1,221             1                 1           -

Class "B" preferred stock
 issued for cash (Note 4)            193,733         193          -             -                968,473           -

Common stock issued for
 services (Note 5)                    -           -               95,000            95           424,905           -

Common stock issued for
 services rendered
 (Note 5)                             -           -               -             -              2,835,000           -

Distribution to parent
 company                              -           -               -             -               (195,197)          -

Loss for the year ended
 March 31, 1996                       -           -               -             -                 -            (3,606,291)
                                ------------   ---------   -------------   -----------    --------------   --------------
Balance,
 March 31, 1996                      284,427   $     284       1,628,828   $     1,629    $    7,173,573   $   (3,834,033)
                                ------------   ---------   -------------   -----------    --------------   --------------

   The accompanying notes are an integral part of these financial statements.

                                                    GOLF VENTURES, INC.
                                      Statements of Stockholders' Equity (Continued)

                                                                                             Additional
                                       Preferred Stock             Common Stock               Paid-in        Accumulated
                                    Shares        Amount       Shares          Amount          Capital          Deficit
                                    ------        ------       ------          ------          -------          -------
Balance forward
 March 31, 1996                      284,427   $     284       1,628,828   $     1,629    $    7,173,573   $   (3,834,033)

Common stock issued
 for cash at $5.00
 per share                            -           -              200,000           200           999,800           -

Offering costs for sale of
 common stock for cash                -           -               -             -               (120,576)          -

Common stock issued for
 payment of interest                  -           -               20,000            20            34,502           -

Common stock issued
 for services rendered                -           -                4,000             4            11,996           -

Repurchase shares of
 class "A" preferred stock            (2,500)         (3)         -             -                (12,497)          -

Class "A" preferred stock
 issued for payment of
 interest                              1,804           2          -             -                  9,018           -

Class "B" preferred stock
 issued for payment of
 interest                             27,637          28          -             -                138,157           -

Contributions of capital
 by parent company                    -           -               -             -                356,054           -

Distributions to parent
 company                              -           -               -             -               (325,199)          -

Loss for the year ended
 March 31, 1997                       -           -               -             -                 -              (685,917)
                                ------------   ---------   -------------   -----------    --------------   --------------
Balance, March 31, 1997              311,368   $     311       1,852,828   $     1,853    $    8,264,828   $   (4,519,950)
                                ============   =========   =============   ===========    ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                                                    GOLF VENTURES, INC.
                                                 Statements of Cash Flows


                                                                                          For the Years Ended
                                                                                                March 31,
                                                                                          1997                1996
                                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $        (685,917)  $      (3,606,291)
  Items not requiring cash flow
   during the current period:
    Depreciation                                                                               2,393              -
    Common stock issued for services                                                          12,000           3,260,000
  Changes in assets and liabilities:
   (Increase) decrease accounts receivable                                                    35,375               2,955
   (Increase) decrease inventory                                                               5,936             416,782
   (Increase) decrease in contract receivable                                                    313                  62
   Increase (decrease) accounts
    payable and accrued expenses                                                             580,993             397,146
                                                                                   -----------------   -----------------

     Net Cash Provided (Used) by
      Operating Activities                                                                   (48,907)            470,654
                                                                                   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                                         (32,610)             -
  Land held for development                                                               (3,614,959)           (708,276)
                                                                                   -----------------   -----------------

     Net Cash (Used) in Investing Activities                                              (3,647,569)           (708,276)
                                                                                   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from long-term borrowings                                                       3,085,805             355,000
  Principal payments on long-term debt                                                    (1,042,925)           (126,558)
  Contributions from parent company                                                          356,054              -
  Distribution to parent company                                                            (325,199)           (195,197)
  Sale of common stock for cash                                                            1,000,000              -
  Payment of stock offering costs                                                           (120,576)             -
  Sale of preferred stock for cash                                                            -                  968,666
  Retirement of preferred stock                                                              (12,500)             -
                                                                                   -----------------   -----------------

     Net Cash Provided by Financing Activities                                             2,940,659           1,001,911
                                                                                   -----------------   -----------------

INCREASE (DECREASE) IN CASH                                                                 (755,817)            764,289

CASH AT BEGINNING OF YEAR                                                                    784,380              20,091
                                                                                   -----------------   -----------------

CASH AT END OF YEAR                                                                $          28,563   $         784,380
                                                                                   =================   =================

   The accompanying notes are an integral part of these financial statements.

                                                    GOLF VENTURES, INC.
                                                 Statements of Cash Flows


                                                                                         For the Years Ended
                                                                                               March 31,
                                                                                       1997                  1996
                                                                                       ----                  ----
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid For:
   Interest                                                                   $           367,817   $            -
   Income taxes                                                                            -        $            -

NON CASH FINANCING ACTIVITIES

  Common stock issued for services                                            $            12,000   $         3,260,000
  Debt incurred for acquisition of inventory                                  $           190,365   $            -
  Debt recorded for acquisition of land held
   for development                                                            $         2,390,725   $            -
  Debt incurred for acquisition of property
   and equipment                                                              $           116,800   $            -

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

                                   Year ended
                                  to expire               Amount
                             ------------------    ----------------
                                      2007         $         16,000
                                      2008                  114,000
                                      2009                   97,000
                                      2010                3,623,000
                                      2011                  686,000
                                                   ----------------

                             Total                 $      4,436,000
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

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

               c. Net Loss Per Share of Common Stock

               The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during each period. The common stock equivalents are anti-dilutive and
               accordingly   not  used  in  the  net  loss  per   common   share
               computation.

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

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 3 -       LONG-TERM DEBT

               Long-term debt of the Company is as follows:                                                March 31,
                                                                                                            1997
                                                                                                            ----
               Promissory  note  secured  by land.  Interest  accrued at 10% per annum, payable in shares of the Company's common stock. $120,000 principal plus a percentage of the proceeds of lot sales payable annually  beginning on February 1, 1991 through February 1, 1997 at which  time the  balance  will be due as a  balloon  payment.
                Additionally,  the Company is  obligated to pay $5,000 from each lot  sale  to the  note  holder  and  $175,000  from  the  first
                $1,000,000  received  in long  term  financing.  The  note is in technical default, but the note holder has taken no collection
                action.                                                                             $           646,502

               Promissory note secured by land.  Annual payments through August
                15, 2016 at $30,524 per year including interest at 10% per annum.                               201,890

               Trust deed note, secured by land and 50,000 shares of the Company's common stock.  Interest accrued at 15% per annum.  Principal and interest were due May 31, 1995.  However, the note holder has not
                demanded full payment and is accepting partial payments.                                         80,575

               Trust deed note payable, secured by land.  Interest accrued at 8%
                per annum.  Payable $100,000 per year plus the accrued interest
                for that year.                                                                                  355,890

               Promissory note secured by land, bearing interest at 10.5%.
                Interest payable monthly with principal and any accrued interest
                payable in full on June 10, 1999.                                                             3,440,805

               Purchase  contract and note secured by land,  bearing interest at
                10%.  Monthly  installments  of $25,000 due through May 15, 1998 with
                remaining principal and accrued interest due in full.                                         2,246,823

               Mortgage note payable secured by real estate bearing interest at
                11.5%.  Due in monthly installments of $911.                                                     90,915
                                                                                                    -------------------

               Balance forward                                                                      $         7,063,400
                                                                                                    -------------------


                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 3 -       LONG-TERM DEBT (Continued)                                                                  March 31,
                                                                                                             1997
                                                                                                             ----
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
                                                                                                    ===================

NOTE 4 -       PREFERRED STOCK

               The Company has issued 27,000 shares of its class "A" cumulative convertible preferred stock through a private placement at $5 per share. The preferred stock pays a cumulative dividend at the rate of 10% per annum and a one time 6% of investment bonus from the first profits of the Company. The preferred stock is convertible into common stock on, or before March 1, 1998 on the basis of an exchange price of 60% of the average bid price of the common stock for the 90 days immediately prior to conversion. For illustration purposes only, if the 1,804 Series A preferred shares issued during 1997 were to be converted at this time, such shares would be converted into 4,956 shares of common stock, based upon an average bid during the relevant period of $3.03. The preferred stock also has certain preferences in liquidation. During the year ended March 31, 1996, 2,000 shares were converted into 1,221 shares of common stock. An additional 2,500 shares of class "A" preferred stock were repurchased from the holder for $12,500 during the year ended March 31, 1997. Also, 1,804 of the class "A" preferred shares were issued during the year end March 31, 1997 as payment of interest on long-term debt. Accrued expenses include unpaid dividends at March 31, 1997 of $42,321.

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

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 4 -       PREFERRED STOCK (CONTINUED)

               For illustration purposes only, if 1,000 class "B" preferred shares (disregarding accrued interest) were to be converted at this time, such shares would be converted into 10,638 shares of common stock, based upon a low bid during the relevant period of $1.18. The Company may redeem the class "B" preferred stock on or before March 31, 1998 at $5.00 per share plus dividends accrued at 10% per annum. Of the total shares of class "B" preferred stock outstanding, 193,733 shares were issued during the year ended March 31, 1996 at a price of $5.00 per share, 160,057 of which were issued to a shareholder of the Company (see Note 7). During the year ended March 31, 1997, the Company issued 27, 637 shares of class "B" preferred stock as payment for interest on long-term debt.

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


                               GOLF VENTURES, INC.
                             Supplemental Schedules
                             March 31, 1997 and 1996


Schedule VIII - Valuation and qualifying accounts

   Allowance for returns and bad debts:

                                            Balance at                                                   Balance at
                                             Beginning                                                    End of
                                             of Year             Additions            Deductions           Year
                                             -------             ---------            ----------           ----

   March 31, 1997                       $          5,000    $          -        $          -        $           5,000
   March 31, 1996                                  5,000               -                   -                    5,000

Schedule X - Supplementary income statement information

                                                                                        For the Years Ended
                                                                                              March 31,
                                                                                        1997               1996
                                                                                        ----               ----

Maintenance and repair                                                          $          35,749   $          16,571
Depreciation and amortization                                                               2,393              -
Taxes, other than payroll and income taxes                                                  6,743              32,668
Royalties                                                                                        -                   -

Advertising                                                                                17,323               1,002

                                                           GOLF VENTURES, INC.
                                                         Supplemental Schedules
                                                         March 31, 1997 and 1996
                                         Schedule XI - Real Estate and Accumulated Depreciation
                                                                                                                         Life on
                                                                                                                          which
                                                                Costs        Gross                                     depreciation
                                                             capitalized    amount                                      in latest
                                                             (Disposals)   at which     Accumu-                          income
                                                  Initial    subsequent     carried     lated     Date of              statements
                                                  cost to       to          at close   deprec-   construc-   Date         is
          Description              Encumbrances   Company   acquisition    of period   iation      tion     acquired    computed
---------------------------      -------------- ----------- -----------  -----------  --------  ---------  ----------  -----------

Red Hawk Development
 St. George, Utah
 Undeveloped Land

  Convertible subordinated
   Debentures                 $    185,000
  Foss Lewis Construction,
   Trust Deed Note                  80,575
  Miltex Industries, Ltd.
   Promissory Note               3,440,805
  Daniel C. Watson
   Trust Deed Note                 355,890
  Stucki income trust,
   Trust Deed Note               2,246,823


                              $  6,309,093   $  4,135,000  $ 6,242,166  $ 10,377,166 $  N/A    7-8-96     3-30-90        N/A
                              ============   ============  ===========  ============ ======= =========== =========   ==========

Cotton Manor/Cotton
 Acres Dev.
 St. George, Utah
 Improved residential

  Blaine Harmon Family
   Trust, Promissory Note     $    201,890
  Property Alliance, Inc.
   Promissory Note                 646,502

                              $    848,392   $  1,902,130  $  (804,280) $  1,097,850 $  N/A    9-1-91     9-1-91        N/A
                              ============   ============  ===========  ============ ======= =========== =========   ==========

                                       F-18

                                   PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons

     All Directors of the Company serve a term of one (1) year until the next Annual Shareholders Meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Vacancies in an existing board of directors are to be filled by a majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

     The following table sets forth the name and age of each Director and Executive Officer of the Company as of September 30, 1997, followed by a brief resume of each named individual. Information is also provided about the former president of ARDCO, a person who played a significant role in the development of the Company up to December 31, 1996, but who is no longer affiliated with the Company.

         NAME       AGE        POSITION HELD

Duane H. Marchant   58         President, Chief Executive Officer, Treasurer and
                               Director

Bruce E. Frodsham   32         Vice President, Secretary and Director

Stephen B. Spencer  41         Director


         DUANE H. MARCHANT, President, Chief Executive Officer, Treasurer and Director of the Company, earned a B.S. Degree in business management from Brigham Young University in 1956 and an M.B.A. Degree from Utah State University in 1967. Mr. Marchant is a registered real estate broker in the State of Utah and has over 25 years of experience in real estate development and marketing. From 1990 until August 1995, he served as a director and executive officer of ARDCO, which is a publicly held company involved in real estate development and franchising and which is currently the largest stockholder in the Company. Mr. Marchant has been a Director of the Company since 1992, and is the father-in-law of Mr. Frodsham.

         BRUCE E. FRODSHAM, Vice President, Secretary and a Director of the Company is also the Sales Manager of Cotton Acres and Cotton Manor. Mr. Frodsham earned a B.S. Degree in Ornamental Horticulture from Brigham Young University in 1988, and was Vice President of Frodsham Better Lawns from 1985 to 1991. He is a specialist in professional grass management, weed control, ornamental design and landscaping. Mr. Frodsham was a main- frame computer operator for Brigham Young University for three years and is a free-lance computer operator and consultant. Mr. Frodsham became a Director of the Company in 1992, and is the son-in-law of Mr. Marchant.

         STEPHEN B. SPENCER, a Director of the Company, is a Certified Public Accountant and was the Secretary/Treasurer, and a director of ARDCO since 1990, and Secretary/Treasurer and a Director of the Company from 1992 until August 1997, when he resigned as an officer of the Company to take a position overseas. From 1988 to 1990, he worked for Mrs. Fields, Inc. as an Assistant Financial Controller and then Controller, and from 1985 to 1988, he was the Director of Operations for the Salt Lake Convention and Visitors Bureau.

         GEORGE H. BADGER, resigned as President and a Director of ARDCO (a significant shareholder in GVIM) on December 31, 1996. As President of ARDCO, Mr. Badger was a "control person" of the Company between 1992 and the end of 1996. Mr. Badger was indicted on a number of charges and was arraigned in the U.S. Federal District Court for the Southern District of New York on October 9, 1996. It is the understanding of the Company that the indictment related to alleged unlawful and undisclosed compensation to securities brokers and promoters to induce them to cause customers to purchase securities issued by

ARDCO and the Company. The Company has learned that Mr. Badger has pleaded guilty to counts of: (i) conspiracy to commit securities fraud; (ii) securities fraud; (iii) criminal contempt; and (iv) perjury. The Company has no further ongoing dealings with Mr. Badger, other than as required to reach settlements with Mr. Badger and ARDCO with respect to a separation of the Company from the control of these persons.

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information, to the best knowledge of the Company, as of September 30, 1997, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock; (ii) each Director of the Company; and (iii) all current Directors and Executive Officers as a group.

===================================================================================================================================
                                            NUMBER OF SHARES               PERCENT        NUMBER OF SHARES                PERCENT
       NAME AND ADDRESS OF                   OF COMMON STOCK                 OF              OF SERIES B                    OF
        BENEFICIAL OWNER                   BENEFICIALLY OWNED              CLASS         PREFERRED STOCK1                 CLASS
                                                                                         BENEFICIALLY OWNED
===================================================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
Banque SCS Alliance SA                          659,189(2)                   31.36%             315,404(3)                 100%
P.O. Box 880
12111 Geneva 3, Switzerland
-----------------------------------------------------------------------------------------------------------------------------------
American Resources and                          532,246(4)                   25.32%                   0                      0
Development Co.
102 West 500 South,
Suite 400
Salt Lake City, UT 84101
-----------------------------------------------------------------------------------------------------------------------------------
Miltex Industries                                      0                       0                 28,340(3)                 8.24%
c/o Camille Froidevaux
Budinet & Associates
20 Rue Senebier, P.B. 166
1211 Geneva, Switzerland
-----------------------------------------------------------------------------------------------------------------------------------
Duane H. Marchant                                156,989                    7.46%                     0                       0
345 North 2450 East
St. George, UT  84790
-----------------------------------------------------------------------------------------------------------------------------------
Stephen B. Spencer                               35,000                     1.66%                     0                       0
102 West 500 South
Suite 400
Salt Lake City, UT  84101
-----------------------------------------------------------------------------------------------------------------------------------
Bruce E. Frodsham                                30,000                     1.43%                     0                       0
345 North 2450 East
St. George, UT 84790
-----------------------------------------------------------------------------------------------------------------------------------
All Officers and Directors of                    221,989                   10.55%                     0                       0
the Company as a Group
(3 persons)
===================================================================================================================================

--------
         1 Series B Preferred Shares, in the aggregate, are able to cast approximately 3,355,362 votes, which calculation is based on the market price of GVIM Common Stock into which the Series B Preferred Stock is convertible. This voting power was calculated based on the September 30 low bid price of $1.18 per share.

         2 Banque SCS Alliance SA owns 51.5% of the outstanding common stock of ARDCO. ARDCO's shares in the Company are attributed to Banque SCS as a beneficial owner and "affiliate" of ARDCO.

         3 Banque SCS Alliance SA has appointed ARDCO as proxy to vote its Series B Preferred Shares. Giving effect to its proxy over the Series B Preferred Stock, ARDCO has the current right to 3,887,608 votes at meetings of the Company's stockholders. If Banque SCS were to cancel their voting proxy, then shareholder control of the Company would change from ARDCO to Banque SCS Alliance SA. (See Note 4 of the Financial Statements for further disclosure.

         4 The Company has agreed with ARDCO to settle outstanding disputes over cost advances made to the Company by ARDCO over the years by issuing 650,000 shares of restricted common stock to ARDCO in return for a release. These shares are expected to be issued at or about the time of the US Golf transaction. The Company has agreed with George Badger, formerly the President of ARDCO and a control person of the Company, to pay Mr. Badger a finder's fee in connection with the US Golf transaction of 250,000 restricted common shares of the Company. These shares will be issued and delivered in connection with the closing of the US Golf transaction.

Item 12.  Certain Relationships and Related Transactions.

         ARDCO is the largest shareholder of the Company at the present time. The Company and ARDCO shared office space through August, 1997. Under this arrangement, the Company paid the rental expense for both companies, and ARDCO paid the salary and benefits of two shared employees.

         Duane H. Marchant, President of the Company, was the President of Property Alliance at the time of ARDCO's purchase of Cotton manor and Cotton Acres from Property Alliance. Mr. Marchant resigned as president of Property Alliance at the time of the purchase. Mr. Marchant was an officer of ARDCO at the time of the sale of Red HawkTM, Cotton Manor and Cotton Acres to the Company. Shortly after the sale, Mr. Marchant resigned as an officer of ARDCO and remained as President of the Company. (See Item I, above, for a fuller discussion of the indebtedness and dealings between Property Alliance and the Company.)

          Bruce E. Frodsham, Vice President of the Company, is the son-in-law of Duane H. Marchant, President of the Company.

          On January 23, 1996, the Company issued 567,400 shares of the Company's common stock to Banque SCS Alliance SA as payment for financial advisory and referral services provided to the Company. The shares were exempt from registration under the Securities Act pursuant to Rule 903(c) of Regulation S promulgated thereunder. Banque SCS was instrumental in referring Miltex Industries to the Company for a loan transaction, and also Banque SCS provided needed investment capital to the Company later in 1996. The number of shares paid to Banque SCS was negotiated and agreed with the Bank.

          On July 5, 1996 the Company, ARDCO and the Stucki family entered into a modification of the Stucki Note and related agreements, in connection with Red HawkTM, which states: "The parties acknowledge that Golf Ventures, Inc. had been assigned the rights of [ARDCO] by assignment of even date, and Golf Ventures, Inc. is therefore the buying party to the transaction". This effectively takes ARDCO out of the Stucki transaction and makes GVIM the sole direct purchaser of the Stucki portion of Red HawkTM. (See more detailed disclosure under Item 1, above.)

         During 1996, the Company borrowed a total of $3,238,805 from Banque SCS Alliance SA, a shareholder of both the Company and of ARDCO. The loan is secured by a trust deed against Red HawkTM. (See an expanded description under "Red HawkTM" in Part I, Item 1, above.)

         On March 29, 1996 the Company sold 160,057 shares of its Series B Preferred stock to Banque SCS Alliance SA, an existing shareholder, for $800,284.

         On December 31, 1996 the Company sold 27,637 shares of its Series B Preferred stock to Banque SCS Alliance SA, an existing shareholder, for $138,185.

         As of September 30, 1997, the Company agreed with ARDCO to settle all outstanding claims by ARDCO for repayment of advances and services to the Company over the period of time the Company was operated as a closely controlled subsidiary of ARDCO. In return for a release of all claims by ARDCO, the Company will issue and deliver to ARDCO 650,000 shares of restricted common stock at or about the time of closing on the US Golf transaction.

         As of September 30, 1997, the Company and George Badger, the former President of ARDCO and control person of the Company, agreed to settle all outstanding claims for finder's fee payments to Mr. Badger in connection with his referral of the US Golf transaction to the Company. In return for a release, the Company will issue and deliver to Mr. Badger 250,000 shares of the Company's restricted common stock at or about the time of closing of the US Golf transaction.


Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit No.               Exhibit Name

         3.1    Certificate of Incorporation, as amended*
         3.2    The Company's ByLaws, as amended *
         10.1   Option contract (Stucki)*
         10.2   Extension to Option Contract (Stucki)*
         10.3   Further Amendment to Option Contract (Stucki)*
         10.4   Modification Agreement (Stucki)*
         10.5   Further Modification Agreement (Stucki)*
         10.6   Sales Agreement (Property Alliance)*
         10.7   Addendum to Sales Agreement (Property Alliance)*
         10.8   Acquisition Agreement (ARDCO)*
         10.9   Agreement (Bear River Contractors)*
         10.10  Reorganization Agreement with U.S. Golf Communities, Inc.
         23.1   Consent of Independent Auditor

         * Incorporated by reference to the Company's Form 10-SB Registration Statement filed with the Commission September 6, 1996,
           File No. 0-21337.

(b) The following reports on Form 8-K were filed by the Company during the fiscal year ended March 31, 1997:

     August 12, 1997      The Company filed a report on Form 8-K for the purpose
                          of correcting a previous press release issued by the Company on October 18, 1996 concerning the charges filed October 10, 1996 against Mr. George Badger.

     September 8, 1997    The Company  filed a  report  Form 8-K  concerning its
                          issuance under  Regulation S  promulgated  under   the
                          Securities  Act of 28,340 shares of Series B Preferred
                          Stock to Miltex Industries, Inc.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this Amended Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GOLF VENTURES, INC.
                                             (Registrant)


Dated:  October 20, 1997                      BY:/s/ Duane H. Marchant
                                                 -----------------------
                                                 Duane H. Marchant, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report on Form 10-KSB has been signed below by the following persons, being a majority of the board of directors of the registrant, on behalf of the registrant and in the capacities and on the date indicated.

  Signature                Position                             Date


/s/ Duane H. Marchant
----------------------
    Duane H. Marchant      Director, Chief Executive Officer    October 20, 1997
                           and Chief Financial Officer


/s/ Bruce E. Frodsham
---------------------
    Bruce E. Frodsham      Director, Vice President             October 20, 1997
                           and Secretary


----------------------
    Steven B. Spencer      Director