Form 10QSB
period 1997-09-30
GOLF VENTURES INC
filed 1997-11-25
CIK 833864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended September 30, 1997
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding  as of November 20, 1997
        Common Stock, par value $.OO1                   6,177,039

                                TABLE OF CONTENTS

 Heading                                                                    Page
                          PART I. FINANCIAL STATEMENTS

Item 1.          Balance Sheets - September 30,1997 and                      4-5
                 March 31, 1997

                 Statements of Operations and Accumulated Deficit -
                 Three and six months ended September 30, 1997 and 1996        6

                 Statements of Stockholders Equity-March 31, 1996 through
                 September 30, 1997                                          7-8

                 Statements of Cash Flows - Three and six months ended
                 September 30, 1997 and 1996                                   9

                 Notes to Financial Statements                             10-15

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       16-18

                           PART II. OTHER INFORMATION

Item 1.          Legal Proceedings                                            19
Item 2.          Changes in Securities                                        19
Item 3.          Upon Senior Securities                                       19
Item 4.          Submission of Matters to a Vote of Securities Holders        19
Item 5.          Other Information                                            19
Item 6.          Exhibits and Reports on Form 8-K                             20

                                  SIGNATURES                                  20

                                     PART I

Item 1.      Financial Statements

         The following, unaudited Financial Statements for the three and six month periods ended September 30, 1997, included all adjustment which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.


                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                              GOLF VENTURES, INC.
                                 Balance Sheets


                                     ASSETS

                                             September 30,          March 31,
                                                1997                  1997
                                                ----                  ----
CURRENT ASSETS                               (Unaudited)

  Cash                                    $     14,921          $      28,563
  Real estate inventory                        753,131                932,439
  Current portion of contract receivable         1,955                    472
                                          ------------          -------------
     Total Current Assets                      770,007                961,474
                                          ------------          -------------

PROPERTY AND EQUIPMENT

  Model home                                   134,788                133,954
  Furniture and fixtures                        13,106                 13,106
  Computer equipment                             2,350                  2,350
                                          ------------          -------------
     Total depreciable assets                  150,244                149,410
     Less:  accumulated depreciation            (4,435)                (2,393)
                                          ------------          -------------

     Net Property and Equipment                145,809               147,017
                                          ------------          ------------
OTHER ASSETS

  Land held for development (Note 2)        11,839,277            11,475,016
  Long-term portion of contract receivable      55,993                55,993
                                          ------------          ------------
     Total Other Assets                     11,895,270            11,531,009
                                          ------------          ------------
     TOTAL ASSETS                         $ 12,811,086          $ 12,639,500
                                          ============          ============

  The accompanying notes are an intergral part of these financial statements.


                              GOLF VENTURES, INC.
                                 Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,       March 31,
                                                   1997               1997
                                                   ----               ----
CURRENT LIABILITIES                             (Unaudited)

  Accounts payable                             $    893,265      $    953,072
  Accrued expenses and other liabilities            707,474           659,735
  Current portion of long-term debt (Note 3)        903,924           923,320
                                               ------------      ------------
     Total Current Liabilities                    2,504,663         2,536,127
                                               ------------      ------------
LONG-TERM DEBT (Note 3)                           6,563,144         6,356,331
                                               ------------      ------------
     Total Liabilities                            9,067,807         8,892,458
                                               ------------      ------------
STOCKHOLDERS' EQUITY

  Preferred stock (10,000,000 shares
   authorized at par value of $.001)
   27,084 and 24,304 class "A"; 315,404
   and 287,064 class "B" shares issued
   and outstanding (Note 4)                             342               311
  Common stock (25,000,000 shares
   authorized at par value of $.001)
   2,247,448 and 1,852,828 shares issued;
   2,234,489 and 1,839,837 shares
   outstanding, respectively (Note 5)                 2,247             1,853
  Additional paid-in capital                      8,796,828         8,264,828
  Accumulated deficit                            (5,056,138)       (4,519,950)
                                               ------------      ------------
   Total Stockholders' Equity                     3,743,279         3,747,042
                                               ------------      ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 12,811,086      $ 12,639,500
                                               ============      ============


  The accompanying notes are an intergral part of these financial statements.


                              GOLF VENTURES, INC.
                            Statements of Operations
                                  (Unaudited)

                                       For the Six Months Ended         For the Three Months Ended
                                             September 30,                       September 30,
                                         1997             1996               1997             1996
                                         ----             ----               ----             ----
INCOME
  Real estate sales                 $    316,546    $     161,000      $     305,546    $      28,000
  Cost of real estate sales              179,308           92,484            168,308           15,902
                                         -------           ------            -------           ------
      Gross Profit on Real
        Estate Sales                     137,238           68,516            137,238           12,098
                                         -------           ------            -------           ------
EXPENSES

  Depreciation                             2,042              166              1,021              166
  General and administrative
    expenses                             683,264          365,106            429,977          208,587
                                         -------          -------            -------          -------
      Total Expenses                     685,306          365,272            430,998          208,753

LOSS FROM OPERATIONS                    (548,068)        (296,756)          (293,760)        (196,655)
                                        --------         --------           --------         --------
OTHER INCOME (EXPENSES)

  Other revenue                           13,925            9,224              9,295            6,343
  Interest income                          2,260           25,137              1,483           23,144
  Interest expense                        (4,305)               -                  -                -
                                          ------           ------              -----           ------
      Total Other Income
        (Expenses)                        11,880           34,361             10,778           29,487
                                          ------           ------             ------           ------
NET LOSS BEFORE INCOME
  TAXES                                 (536,188)        (262,395)          (282,982)        (167,168)

INCOME TAXES                                   -                -                  -                -
                                        --------         --------           --------          -------
NET LOSS                            $   (536,188)   $    (262,395)      $   (282,982)   $    (167,168)
                                    ============    =============       ============    =============

NET LOSS PER COMMON SHARE           $      (0.18)   $       (0.15)      $      (0.04)   $       (0.09)
                                    ============    =============       ============    =============

  The accompanying notes are an intergral part of these financial statements.


                              GOLF VENTURES, INC.
                 Statements of Stockholders' Equity (Continued)

                                                                               Additional
                             Preferred Stock               Common Stock          Paid-in         Accumulated
                            Shares      Amount         Shares        Amount      Capital          Deficit
                            ------      ------         ------        ------      -------          -------
Balance forward
 March 31, 1996            284,427     $  284        1,628,828      $ 1,629    $ 7,173,573      $(3,834,033)

Common stock issued
 for cash at $5.00
 per share                       -          -          200,000          200        999,800                -

Offering costs for sale of
 common stock for cash           -          -                -            -       (120,576)               -

Common stock issued for
 payment of interest             -          -           20,000           20         34,502                -

Common stock issued
 for services rendered           -          -            4,000            4         11,996                -

Repurchase shares of
 class "A" preferred stock  (2,500)        (3)               -            -        (12,497)               -

Class "A" preferred stock
 issued for payment of
 interest                    1,804          2                -            -          9,018                -

Class "B" preferred stock
 issued for payment of
 interest                   27,637         28                -            -        138,157                -

Contributions of capital
 by parent company               -          -                -            -        356,054                -

Distributions to parent
 company                         -          -                -            -       (325,199)               -

Loss for the year ended
 March 31, 1997                  -          -                -            -              -         (685,917)
                           -------      -----        ---------      -------    -----------      -----------

Balance, March 31, 1997    311,368      $ 311        1,852,828      $ 1,853    $ 8,264,828      $(4,519,950)
                           -------      -----        ---------      -------    -----------      -----------

  The accompanying notes are an intergral part of these financial statements.


                              GOLF VENTURES, INC.
                       Statements of Stockholders' Equity
                                  (Unaudited)

                                                                               Additional
                             Preferred Stock               Common Stock          Paid-in         Accumulated
                            Shares      Amount         Shares        Amount      Capital          Deficit
                            ------      ------         ------        ------      -------          -------
Balance,
 March 31, 1997            311,368      $  311       1,852,828      $ 1,853    $ 8,264,828       $(4,519,950)

Class "A" preferred stock
 issued for common stock     2,780           3          (1,105)          (1)            (2)                -

Class "B" preferred stock
 issued for payment of      28,340          28               -            -        141,672                 -
 interest

Common stock issued
 for services rendered          -            -         395,725          395        390,330                 -

Loss for the six months
 ended September 30, 1997       -            -               -            -              -          (536,188)
                          -------         -----      ---------      -------    -----------       -----------
Balance,
 September 30, 1997       342,488         $ 342      2,247,448      $ 2,247    $ 8,796,828       $(5,056,138)
           === ====       =======         =====      =========      =======    ===========       ===========

  The accompanying notes are an intergral part of these financial statements.


                              GOLF VENTURES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                           For the Six Months Ended                 For the Three Months Ended
                                                 September 30,                             September 30,
                                           1997                 1996                  1997               1996
                                           ----                 ----                  ----               ----
OPERATING ACTIVITIES
  Net (loss)                          $  (536,188)        $  (262,395)           $  (282,982)       $   (167,168)
  Adjustments to reconcile net
    cash flows from operations
    Depreciation                            2,042                166                   1,021                 166
  Common stock issued for
    for services and interest             532,425                  -                 532,425                   -

  Changes in assets and liabilities:
   (Increase) decrease accounts
     receivable                            (1,483)            (4,625)                 (1,483)             14,000
   (Increase) decrease inventory          179,308             74,045                 196,423              12,691
   (Increase) decrease in accounts
     payable and accrued expenses         (50,521)          (112,576)               (318,604)              7,257
                                          -------           --------                --------               -----

     Net Cash Provided (Used) by
       Operating Activities              (125,583)          (305,385)                126,800            (133,054)
                                         --------           --------                 -------            --------

 INVESTING ACTIVITIES
  Purchase of property and equipment         (834)            (5,988)                      -              (5,988)
  Land held for development              (364,261)        (1,302,606)               (124,599)           (888,767)
                                         --------         ----------                --------            --------

     Net Cash (Used) in Investing
       Activities                        (365,095)        (1,308,594)               (124,599)           (894,755)
                                         --------         ----------                --------            --------

FINANCING ACTIVITIES
  Stock offering costs                          -           (209,000)                      -            (109,000)
  Common stock and preferred
    stock issued for cash                       -          1,046,521                       -              46,521
  Long-term borrowings                    245,266          2,558,805                       -             558,805
  Distribution to parent company                -           (338,103)                      -            (163,157)
  Principal payments on
     long-term debt                       (19,396)          (660,726)                 (2,012)           (448,783)
                                          -------           --------                  ------            --------

     Net Cash Provided by
       Financing Activities               225,870          2,397,497                  (2,012)           (115,614)
                                          -------          ---------                  ------            --------

INCREASE (DECREASE) IN CASH               (13,642)           783,518                     189          (1,143,423)

CASH AT BEGINNING OF PERIOD                28,563            784,380                  14,732           2,711,321
                                           ------            -------                  ------           ---------

CASH AT END OF PERIOD                $     14,921       $  1,567,898              $   14,921        $  1,567,898
                                     ============       ============              ==========        ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid For:
    Interest                         $          -       $          -              $        -        $          -
    Income taxes                     $          -       $          -              $        -        $          -

  The accompanying notes are an intergral part of these financial statements.

                              GOLF VENTURES, INC.
                         Notes to Financial Statements
                          September 30, 1997 and 1996

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Golf Ventures, Inc. (the Company) was incorporated in the State of Utah on March 2, 1983 under the name of Gold-Water, Inc. for the purpose of acquiring and developing mining properties. The Company's name was subsequently changed to Sierra Tech, Inc. on September 27, 1989. The Company discontinued its mining operations in 1992. On December 28, 1992, at a meeting of the shareholders, the name of the Company was changed to Gold Ventures, Inc. Also, the Company's common stock was reverse stock split on the basis of one share for every ten shares of the Company's outstanding common stock. On February 1, 1996, the Company reverse split its common stock again on a one share for every five shares basis. The financial statements reflect the reverse split on an retroactive basis.

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

               Year ended
               to expire                Amount
               2007               $     16,000
               2008                    114,000
               2009                     97,000
               2010                  3,623,000
               2011                    686,000
               2012                    536,000

          Total               $     5,072,000

The Company has elected a March 31 fiscal year end for book and tax purposes.

     c. Net Loss Per Share of Common Stock

The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during each period. There common stock equivalents are anti-dilutive and accordingly not used in the net loss per common share computation.

                              GOLF VENTURES, INC.
                         Notes to Financial Statements
                          September 30, 1997 and 1996

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

                              GOLF VENTURES, INC.
                         Notes to Financial Statements
                          September 30, 1997 and 1996


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

                              GOLF VENTURES, INC.
                         Notes to Financial Statements
                          September 30, 1997 and 1996

NOTE 3 -     LONG-TERM DEBT

     Long-term debt of the Company is as follows:                        September 30,          March 31,
                                                                             1997                  1997
                                                                         (Unaudited)

     Promissory note secured by land.  Interest accrued at 10% per annum, payable in shares of the Company's common stock.
      $120,000 principal plus a percentage of the proceeds of lot sales payable annually beginning on February 1, 1991 through
      February 1, 1997 at which time the balance will be due as a balloon payment.  $2,000 from each Red Hawk lot sale also
      applies to the note.                                             $     646,502          $     646,502

     Promissory note secured by land.  Annual payments through
      August 15, 2016 at $30,524 per year including interest at 10%
      per annum.                                                             201,890                201,890

     Trust deed note, secured by land and 50,000 shares of the
      Company's common stock.  Interest accrued at 15% per annum.
      Principle and interest were due May 31, 1995.  However, the note holder has not demanded full payment and is accepting partial
      payments.                                                               80,575                80,575

     Trust deed note payable, secured by land.  Interest accrued at 8%
      per annum.  Payable $100,000 per year plus the accrued interest
      for that year.                                                         355,890               355,890

     Promissory note secured by land, bearing interest at 10.5%.
      Interest payable monthly with principal and any accrued
      interest payable in full on June 10, 1999.                           3,649,630             3,440,805

     Purchase  contract  and note  secured  by land,  bearing
      interest  at 10%.  Monthly  installments  of $25,000 due
      through May 15, 1998 with  remaining principal and accrued
      interest due in full.                                                2,225,669             2,246,823

     Mortgage note payable secured by real estate bearing interest
      at 11.5%.  Due in monthly installments of $911.                         90,839                90,915

     Mortgage note payable secured by real estate bearing
      interest at 8.125%.  Due in monthly installments of $919               116,622               116,800

     Mortgage note payable  secured by real estate bearing
      interest at 8.125%. Due in monthly installments of $879.                99,451                99,451
                                                                              ------                ------

     Subtotal                                                              7,467,068             7,279,651

     Less Current Portion                                                   (903,924)             (923,320)
                                                                            --------              --------

     Long-Term Portion                                               $     6,563,146         $   6,356,331
                                                                     ===============         =============

                              GOLF VENTURES, INC.
                         Notes to Financial Statements
                          September 30, 1997 and 1996

NOTE 3 -     LONG-TERM DEBT (Continued)

     Maturities on long-term debt are as follows:

     1998        $     903,924    $     923,320
     1999            2,489,610        2,282,797
     2000            3,557,065        3,557,065
     2001               73,718           73,718
     2002               19,559           19,559
     Thereafter        423,192          423,192
                       -------          -------

                 $   7,467,068    $   7,279,651
                 =============    =============

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

During the six months ended September 30, 1997 an additional 28,340 class "B" preferred shares were issued for interest. The 315,404 class "B" preferred shares were then converted to 3,942,550 shares of common stock.

NOTE 5 -COMMON STOCK

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

During the six months ended September 30, 1997, 395,725 shares of common stock were issued for services provided by its parent company.

                              GOLF VENTURES, INC.
                         Notes to Financial Statements
                          September 30, 1997 and 1996

NOTE 6 -GOING CONCERN

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Quarter Ended September 30, 1997, Compared with the Quarter Ended September 30, 1996.

         Management will not attempt to restate numerical information here that is clear from the financial statements. Rather management will attempt explain its view of the results and the reasons therefore.

         Gross Income from operations for the September 1997 quarter increased significantly over the results in the same quarter last year due to increased sales of lots in the Cotton Manor and Cotton Acres developments. Given the dependence of the Company on both the demand for its real estate and on available development capital to create new saleable lots, the Company expects wide variability in sales results from quarter to quarter. During the past year, and specifically during the last six months, the Company has had only sporadic and small infusions of development capital, and this limitation on development capital has hindered the Company's ability to maximize or stabilize the sales potential of its inventory.

         Cost of sales during this year's second quarter were also higher than in the same quarter last year as a concomitant result of the higher sales activities that also yielded higher gross operating income.

         General and administrative expenses were significantly higher for the September 30, 1997 quarter as compared with the same quarter last year, primarily as a result of the issuance of approximately $300,000 worth of restricted common stock to the members of the officers and Directors of the Company during the second quarter. These stock awards recognized the significant time and effort put into the Company by the officers and Directors over the past year, including in connection with the negotiation and closing of the U.S. Golf transaction, which is discussed in more detail below. This compensation item affected both the three month and the six month comparison of G & A expense. Higher administrative expenses were also incurred in connection with the legal and accounting assistance obtained in connection with the U.S. Golf transaction.

         As a result of the higher sales revenues, the higher expenses were not all passed to the bottom line, with the Company's net loss of ($282,982) for the September 30, 1997 quarter exceeding its net loss of ($167,168) for the year ago quarter by a smaller margin than the increase in quarterly expenses.

         The Company expects that the closing of the U.S. Golf transaction in the third quarter, as now anticipated as of the date hereof, will bring a greater ability to the Company to obtain development capital that will (a) reduce outstanding indebtedness and its associated interest expense, and (b) allow for increasing the Company's inventory of saleable lots. Moreover, the Company expects to have better access to the development money it needs to bring its Red HawkTM development to the point of generating sales.

For the Six Months Ended September 30, 1997, Compared with the Six Months Ended September 30, 1996.

         The same factors, discussed above, that explain the higher revenues, expenses and net loss as between the quarter ended September 30, 1997 and the same quarter last year also explain the similar increases in these categories for the six month comparisons at September 30, 1997 and September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Current assets at September 30, 1997 declined by approximately $200,000 from year end March 31, 1997 as a result of sales of lots held in inventory during the six months since year end, and as a result of spending the cash that was generated by those sales on administrative and operating expenses, including the paydown of certain land-related debts and payables. Paydown of debt did not significantly reduce capitalized construction interest, however, thus resulting in higher Land Held for Development amounts at September 30, 1997 notwithstanding sales of lots from inventory during the same period.

         Reductions in accounts payable and current portion of long term debt are the results of debt paydowns enabled by the increased sales of lots during the six months ended September 30, 1997. Advances from U.S. Golf Communities, Inc., accruing interest on past due debt amounts, and accrued expenses associated with the U.S. Golf transaction resulted in higher total liabilities at September 30, 1997 than at year-end.

         The Company depends on revenue from sales of lots to pay operating expenses and to provide development capital and/or debt service. Historically, borrowings and private placements of common and preferred stock have generated limited development funds, and the lots sold during the recent six months were available for sale as a result of this past funding. However the Company's land is significantly mortgaged at the present time, and the Company will likely have no further ability to borrow against its assets. A shrinking inventory and limited development capital also makes the private placement of stock uncertain. In short, the Company faces an uncertain future with the constricted liquidity it now is experiencing.

         Moreover, the Company has nearly $1,000,000 in debt coming due during 1998, much of which is secured by the Company's projects, including Red HawkTM. Foreclosure actions by these lenders could have an adverse effect on the Company's long term survival if these debt amounts are not paid as and when due during 1998.

THE U. S. GOLF TRANSACTION

         As of August 25, 1997, the Company has agreed to acquire all of the common stock of U.S. Golf Communities, Inc. from the current shareholders of U.S. Golf, in return for equity securities of the Company comprising 81% of the voting stock and equity of the Company. This reorganization and change in control of the Company will bring a greater and more diverse asset base to the Company, given U.S. Golf's ownership and operation of several golf courses and residential or resort developments in the Eastern United States. Moreover, U.S.

Golf has demonstrated an ability to raise needed development capital for its far larger projects, and the Company expects similar enhanced capital raising abilities as a result of the combination of the two companies. It is anticipated that the U.S. Golf transaction will close during the third quarter, probably before the end of November, 1997.

         The Company has filed preliminary proxy materials with the Commission in anticipation of its annual shareholders' meeting. In those preliminary proxy materials, significant information is provided with respect to U.S. Golf and the contemplated U.S. Golf transaction. This information can be accessed over the World Wide Web at the Commission's EDGAR Archives web site, www.sec.gov. The shareholders of the Company are not being asked to approve the U.S. Golf transaction, inasmuch as it does not constitute a merger of the two companies or a sale by the Company of all or substantially all of its assets. Rather the Company is purchasing U.S. Golf, albeit U.S. Golf shareholders will become the controlling shareholders of the Company. Under the agreement with U.S. Golf, the management of U.S. Golf will become the executive management of the Company following the closing of the U.S. Golf transaction.

         While the Company expects significant benefits to its current shareholders from the U.S. Golf transaction, there can be no assurance that the U.S. Golf transaction will close, or that if closed, it will yield the expected benefits to the Company.

                                     PART II

   Item 1.            Legal Proceedings
            None
   Item 2.            Changes in Securities
            None
   Item 3.            Defaults Upon Senior Securities
            None
   Item 4.            Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's securities holders during the quarter ended September 30, 1997.

   Item 5.        Other Information

         None

Item 6.       Exhibits and Reports on Form 8-K

         (a)    This Item is not applicable to the Company.
         (b) A Report on Form 8-K was filed by the Company on September 8, 1997 disclosing the settlement of a debt obligation for the issuance of preferred stock.

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

Dated:   November 20, 1997