Form 10KSB/A
period 1997-03-31
GOLF VENTURES INC
filed 1997-12-22
CIK 833864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           SECOND AMENDED FORM 10-KSB

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

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 1997 was $ 1,802,614.50.

         The number of shares outstanding of the issuer's common equity, as of September 30, 1997 was 2,010,700 shares.

         Transitional Small Business Disclosure Format (check one): Yes[ ] No[x]

                                     PART I

Item 1.   Business.

General Information About the Company

          Golf Ventures, Inc. ("GVIM" or "the Company") is a Utah corporation formed in 1983, although it first began its current business plan under its current name in 1993. GVIM is primarily engaged in developing certain residential and recreational real estate projects.

          Until August, 1997, GVIM's principal corporate offices were located at 102 West 500 South, Suite 400, Salt Lake City, Utah 84101, space that the Company shared with its then majority voting shareholder, American Resource and Development Company, Inc. ("ARDCO"). During this period of time, the Company was under the direction and control of ARDCO. In late Spring 1997, the Company retained new and separate outside legal counsel, and has been engaged in efforts
(a) to establish an independence from ARDCO to the extent legally possible,  and
(b) to negotiate a strategic reorganization of the Company to bring in a more experienced and larger management team and to bring additional assets and opportunities to the Company to allow it move forward in a new and healthy direction. As a step in this process, in August 1997, the Company moved its principal corporate office to 345 North 2450 East, St. George, Utah 84790 to better manage the development of the Company's real estate projects in the St. George area, to reduce overhead costs, and to physically separate the Company from ARDCO. The Company's new telephone number is (435) 628-8142.

          On November 26, 1997 the Company closed on a reverse acquisition reorganization with U.S. Golf Communities, Inc., ("US Golf") of Orlando, Florida, a developer of golf courses, golf oriented country clubs and golf oriented residential communities in the Eastern United States. Under the terms of this reorganization the Company issued and delivered to the shareholders of US Golf 6,672,578 shares of Series D Convertible Preferred Stock ("the Series D Stock"). Each share of the Series D Stock has 4 share votes in any vote of the common stockholders of the Company, and each share of Series D Stock can be converted at the option of the holder into 4 shares of Common Stock. The result of this issuance of Series D Stock is that the shareholders of US Golf now own approximately 81% of the voting securities and equity of the Company. US Golf is now a wholly owned subsidiary of the Company.

          Except with respect to the foregoing subsequent event disclosure, this report contains information as of December 31, 1996 and for the year then ended. More information about the Company following its reorganization with US Golf can be found in the Company's Reports on Form 8-K filed on November 27 and on December 19, 1997, and in the Company's anticipated Form 8-K Report to be filed on or about January 25, 1998, which Report will contain audited financial statements of US Golf and pro forma financial information about the combined companies. The Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (expected to be filed on or before March 31, 1998, will also contain significant information about the combined companies.

          In February 1996, the Company reverse-split its outstanding shares by a factor of 5 shares then outstanding into 1 share.

          In October, 1997, a holder of Series B Convertible Preferred Stock converted these shares into 4,052,683 shares of Common Stock, based on prevailing market pricing for the Company's Common Stock. In early December 1997, the Company issued 3,432,713 shares of its Common Stock to the owners of the Pelican Strand golf club and development in Naples, Florida and thereby acquired Pelican Strand as a Company property (See Form 8-K report dated December 19, 1997). As of December 15, 1997, the Company had 9,546,096 shares of its common stock issued and outstanding out of 25,000,000 shares of common stock authorized in the Company's Articles of Incorporation, as amended.1 When used in this Report, all references to numbers of shares of the Company's common stock in any transaction, regardless of the date of the transaction, are expressed in post-reverse split numbers.

          At the end of its fiscal year 1997, GVIM had three full time and one part time employees. As of December 15, 1997, the Company dropped to three full time employees.

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

          Although the real estate market in the St. George, Utah area is extremely competitive, the Company believes that it is well positioned in terms of pricing and location with respect to the Cotton Manor and Cotton Acres projects such that it can compete effectively. With respect to Red HawkTM, the

---------------------------
1 As noted above, the reverse acquisition reorganization with US Golf resulted in the shareholders of US Golf receiving 6,672,578 shares of Series D Convertible Preferred Stock in return for all of the oustanding stock of US Golf. Each shares of Series D Preferred Stock may be converted at the option of the holder into four (4) shares of Common Stock. Thus the entire block of Series D Preferred Stock now in the hands of the former shareholders of US Golf represents approximately an additional 26,000,000 shares of Common Stock when and if converted.

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

          Development of the 19 lots in Phase IV has been completed at a cost of Approximately $11,700 per lot. Two Phase IV lots have been sold and cottages have been built. One lot was purchased by Bruce Frodsham, Company Vice President, at the Company's offer price of $15,000. Mr. Frodsham has built a home on the lot at his cost. Subsequent to March 31, 1997, the other Phase IV lot was transferred to George Badger, the former President of ARDCO, to enable Mr. Badger to get a loan to finance a home on the site for entry by the Company in a home show. The Company's entry won the show award. Currently, Mr. Badger is paying the indebtedness on the property and lives there from time to time. The Company is seeking to collect the cost of the lot from Mr. Badger.

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

                  Calendar Quarters          High Bid              Low Bid

                  1995
                  1st Quarter                    4.75                 3.00
                  2nd Quarter                    4.50                 2.50
                  3rd Quarter                    3.50                 1.50
                  4th Quarter                    2.50                 1.00

                  1996
                  1st Quarter                    6.00                 3.75
                  2nd Quarter                    7.25                 2.50
                  3rd Quarter                    7.00                 5.00
                  4th Quarter                    5.50                 2.00

                  1997
                  1st Quarter                    2.75                 1.50
                  2nd Quarter                    2.00                 1.25
                  3rd Quarter                    3.75                 1.13

         The foregoing quotations were obtained from broker-dealers and market makers who provide daily reports of the NASD Electronic Bulletin Board. The above quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         As of September 30, 1997, the Company had 2,101,723 shares of its common stock issued and outstanding, and there were 797 shareholders of record, which figures do not take into consideration those shareholders whose certificates are held in "street name" in their brokerage accounts. As of December 15, 1997, the outstanding common shares had increased to 9,546,096 through the conversion of most of the outstanding shares of Series B Preferred Stock into common stock, and a subsequent acquisition of a golf course and resort in Naples, Florida, which acquisition was financed in part with Company common stock.

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


Recent Sales of Unregistered Securities

         The following are brief descriptions of sales of securities by the Company for services, property or cash to support and advance the Company's business plan. To enable interested persons to better understand these transactions and their impact on the Company, the Company has elected to report transactions beginning in 1993 through the current time. Please note that all numbers of shares have all been adjusted for the 5 shares into 1 share reverse stock split effected February 1, 1996.

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

          - On May 5, 1994, the Company repaid a $325,819 indebtedness owed to Olympus Investments by issuing 10,426 shares of common stock. The shares were exempt from registration under the Securities Act pursuant to Rule 903(c) of Regulation S promulgated thereunder.

          - On May 5, 1994, the Company repaid a $100,000 indebtedness owed to LaJuana Badger, the wife of George Badger, at that time President of ARDCO, by issuing 3226 shares of its common stock to Ms. Badger. Based on the knowledge, experience and economic strength of Mrs. Badger, as advised by her husband, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

          - On May 5, 1994, the Company repaid a $215,639 indebtedness owed to ARDCO by issuing 6932 shares of its common stock. Based on the knowledge, experience and economic strength of ARDCO, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

          - On May 5, 1994, the law firm of Harringan, Ruff, Rider & Spardellati accepted 65 shares of the Company's common stock as full payment for their outstanding invoices totalling $2,100.00. Based on the knowledge, experience and economic strength of Harringan, Ruff, Rider & Spardellati, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

          - On May 5, 1994, Williamsen & Associates, a corporate publicity firm accepted 800 shares of the Company's common stock as full payment for a then outstanding $30,000 bill for services rendered to the Company. Based on the knowledge, experience and economic strength of Williamsen & Associates, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

          - On June 24, 1994 the Stucki family agreed to accept 2,000 shares of the Company's common stock in payment of the then outstanding unpaid interest on the Stucki Note in connection with Red HawkTM. Based on the knowledge, experience and economic strength of the Stucki family and their advisors, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

          - On June 1, 1994, the Company issued 120 shares of its common stock to Daniel C. Watson as part of the purchase consideration for a 50 acre plot of land. Cash in the amount of $500,000 was also paid. Based on the knowledge, experience and economic strength of Mr. Watson, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

          - On June 29, 1994, the Company issued 16,389 shares of its common stock to Banque SCS Alliance SA to repay a $286,799 indebtedness owed to Banque SCS. The shares were exempt from registration under Rule 903(c), Securities Act of 1933.

          - On March 28, 1995, the Company sold 65,694 shares of its Series B Preferred Stock for to Banque SCS for $328,401.00. These shares were exempt from registration under the Securities Act pursuant to Rule 903(c) of Regulation S.

          - On June 30, 1995, the Company sold 33,676 shares of its Series B Preferred stock to Olympus Investments Corp. for $168,382. The shares were exempt from registration under the Securities Act pursuant to Rule 903(c) of Regulation S promulgated thereunder.

          - On January 23, 1996, the Company issued 567,400 shares of the Company's common stock to Banque SCS as payment for financial advisory and referral services provided to the Company. The shares were exempt from registration under the Securities Act pursuant to Rule 903(c) of Regulation S promulgated thereunder.

          - On January 31, 1996, The Company issued 70,000 shares of its common stock to Corporate Relations Group, Inc. as payment for promotional, advertising and market maker services to the Company valued at $350,000. Based on the knowledge, experience and economic strength of Corporate Relations Group, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

          - On March 29, 1996, the Company sold 160,057 shares of its Series B Preferred Stock to Banque SCS for $800,284. The shares were exempt from registration under the Securities Act pursuant to Rule 903(c) of Regulation S promulgated thereunder.

          - On June 4, 1996, the Company sold 200,000 shares of its common stock for cash to investors. The shares were exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D promulgated thereunder. Net proceeds from the offering were $879,424.

          - On July 29, 1996, the Company issued 10,000 shares of its common stock to Banque SCS to repay a $17,261 indebtedness. The shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

          - On September 11, 1996, the Company issued 2,000 shares each to Mark Qualey and Cambridge Consultants for promotional and advertising services valued at $12,000. Based on the knowledge, experience and economic strength of these persons, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

          - On September 30, 1996, the Company issued 10,000 shares of its common stock to Banque SCS to repay a $17,261 indebtedness. The shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

          - On December 10, 1996, the Company issued 1,804 shares of its Series A Preferred Stock to George Dalton to satisfy indebtedness of $9,020 owed to Mr. Dalton. Based on the knowledge, experience and economic strength of Mr. Dalton, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

          - On December 30, 1996, the Company issued 27,637 shares of its common stock to Banque SCS to repay a $138,185 indebtedness owed to Banque SCS. The shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

          - On August 22, 1997 the Company issued a total of 250,000 shares of its common stock, in the aggregate, to its officers and to an officer of ARDCO as a bonus for services rendered and to be rendered to the Company during the critical period of June-December 1997. Mr. Marchant received 150,000 shares, Mr. Spencer received 35,000 shares, Mr. Frodsham received 30,000 shares and Karl F. Badger, the President of ARDCO, received 35,000 shares. (The shares of Messrs. Marchant, Spencer and Frodsham are listed in the table on page 23) The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2).

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

         Statements made or incorporated in this report include a number of forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words anticipates, believes, expects, intends, future, and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. In addition, the
Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS
For the Year Ended March 31, 1997, Compared to the Year Ended March 31, 1996.

         At March 31, 1997, the Company had total assets of $12,639,500 and total stockholders equity of $3,747,042 compared with total assets of $6,912,148 and total stockholders equity of $3,341,453 at March 31, 1996. The $5,727,352, or 83% increase in total assets year-to-year is due primarily to (i) recording $2,266,104 of the Red HawkTM debt as an asset cost that was not booked as such in 1996 due to the resolution of certain contingencies, (ii) the capitalization of $2,200,000 in construction costs on Red HawkTM incurred in 1997, and (iii) the capitalization of $1,200,000 of development related interest related to Red HawkTM. Total liabilities at March 31, 1997 increased $5,321,763, or 149%, from $3,570,695 at year end 1996 to $8,892,458 at year end 1997. The increase is due to (i) recording $2,266,104 of Red HawkTM debt corresponding to the booking of the Red HawkTM asset, discussed above, (ii) the loans from Miltex Industries totaling $3,085,805 for construction and overhead obtained in 1997, and (iii) an increase in current liabilities of $375,964, explained below.

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

LIQUIDITY AND CAPITAL RESOURCES

         Until November 26, 1997, the Company was controlled as a majority-owned subsidiary of ARDCO.2 In this connection, ARDCO provided investment capital to the Company, both directly and through referrals of investors and lenders to the Company. Banque SCS Alliance SA is an example of an investor and lender referred to the Company by ARDCO.

         During the time of its majority shareholder control over the Company, ARDCO caused cash to the moved between the Company and ARDCO on an informal basis as each company had cash needs. The policy imposed on the Company during this time period was to account for distributions to ARDCO as return of capital transactions, and not to provide equivalent distributions to other shareholders. In 1995, approximately $512,000 in cash was distributed to ARDCO, and in 1996 approximately $195,000 in cash was distributed to ARDCO. (As of December 15, 1997, ARDCO had been distributed $ in cash during 1997.) These distributions deprived the Company of cash that would otherwise be available for debt service on its properties and the development of the same.

          During fiscal 1998, ARDCO has asserted claims against the Company alleging that certain amounts previously paid by ARDCO were really Company expenses or for the benefit of the Company. These claims total approximately $1.2 million. The Company disputes these claims, but has been in negotiations with ARDCO for several months in an attempt to achieve a complete settlement of claims and a mutual complete release as between the two companies. As of the date of this Second Amended Report (December 15, 1997) no final agreement has

-------------------------
2 Until 1996, ARDCO held majority control over the Company through its own shareholdings in the Company. During the first 8 months of 1997, ARDCO exercised majority control over the Company through its own shares in the Company and through a proxy to vote the shares of Series B Convertible Preferred Stock held by Banque SCS Alliance SA. As of September 30, 1997, ARDCO and Banque SCS denied the existance of a proxy over Banque SCS's shares. On November 26, 1997, the Company closed on a reorganization agreement with US Golf which resulted in the shareholders of US Golf becoming the holders of approximately 81% of the voting stock and equity of the Company. As of this date, ARDCO lost its status as the majority shareholder of the Company.

been reached with ARDCO except that ARDCO has indicated a desire to take shares of restricted common stock in settlement of the claims, whatever the amount finally negotiatedfor the settlement.

         As of March 31, 1997, the Company had total current assets of $961,474 and total current liabilities of $2,536,127 which results in a current ratio of 0.38:1, compared to a current ratio of 0.75:1 as of March 31, 1996. The current ratio decrease was due to a drop in year end cash of $755,817, or 96%: from $784,380 at year end 1996 to $28,563 at March 31, 1997. The decrease in cash reflects the slow down in real estate sales and the decrease in borrowings during the fourth quarter of 1997, as well as payment of land development costs. The decrease in cash was offset somewhat by the increase in real estate inventories from $748,010 to $932,439, due primarily to the completion of an additional town home in the Cotton Manor development and the development of an additional 19 lots in Phase X of Cotton Acres.

         Current liabilities at March 31, 1997 increased $375,964, or 17% over the prior year due to a $388,953 increase in accounts payable and a $200,040 increase in accrued expenses related to the ongoing interest accruals on real estate debt.

          The following table shows the long term indebtedness of the Company at March 31, 1997, the amounts due at March 31, 1997 for each item of indebtedness, an indication of currency or default as to each item of indebtedness, and the amount of each item of indebtedness that will become due during fiscal 1998:

================================================================================
              Lender             Amount of        Status        Property Used as
                               Indebtedness    At 12/15/1997       Collateral
================================================================================
--------------------------------------------------------------------------------
 Alliance Properties, Inc.       $646,502       Delinquent     Cotton Manor/Cotton Acres
--------------------------------------------------------------------------------
 Blaine Harmon                    201,890       Delinquent     Cotton Manor/Cotton Acres
--------------------------------------------------------------------------------
 Foss Lewis, Inc.                 80,575        Delinquent     Red HawkTM
--------------------------------------------------------------------------------
 Watson Family Trust              355,890       Delinquent     Red HawkTM
--------------------------------------------------------------------------------
 Stucki Family Trust             2,246,823        Current      Red HawkTM
--------------------------------------------------------------------------------
 Miltex Industries               3,440,805        Current      Red HawkTM
--------------------------------------------------------------------------------
 Transworld                         96,915         Paid        Red HawkTM
--------------------------------------------------------------------------------
 Knutson Mortgage                 99,451          Current      Cotton Manor/Cotton Acres
--------------------------------------------------------------------------------
 Fleet Mortgage                   116,805         Current      Cotton Manor/Cotton Acres
--------------------------------------------------------------------------------
 TOTAL                          7,279,000            *
================================================================================

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

          During 1997, the Company borrowed $3,085,805 from Miltex Industries of Geneva, Switzerland (Miltex). Approximately $2,000,000 of these funds were used to pay Granite Construction Co. to start the rough grading on the golf course and the first phase of residential lots at Red HawkTM. Additionally, the Miltex loans were used to keep the Stucki Note out of default and to pay Company overhead expenses, including general and administrative expenses. The construction at Red HawkTM has now stopped until further development money is raised.

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

         The Company's ongoing overhead and debt service obligations are approximately $75,000 per month at December 31, 1996. Approximately $900,000 of long-term debt will become due during fiscal 1998. As noted in Item 1, above, the development of Phase I at Red HawkTM could be completed within six months of the receipt of approximately $5,700,000 in development funds. Further Development at Cotton Acres, in Phases XI and XII, will require approximately $490,000. If the Company does not receive sufficient long term financing to effectively develop its St. George properties, the Company intends to meet its obligations on such properties at a subsistence level through short term borrowings, offerings of common and/or preferred stock for cash and/or through private or public debt offerings. There is no assurance that these financing sources will be available to the Company in sufficient amounts or at all.


Item 7.   Financial Statements and Supplementary Data.

         The Following financial statements and documents are filed herewith on the immediately following pages listed below, as part of Part II, Item 7 of this report.

Document...................................................................Page

     1.  Financial Statements and Accounts Report:
              Independent Auditor's Report.................................F-1

         Consolidated Financial Statements:
              Consolidated Balance Sheet...................................F-2-3

              Consolidated Statements of Operations and Accumulated
              Deficit for the Years Ended March 31, 1997 and 1996............F-4

              Statement of Stockholders' Equity at
              March 31, 1997 and 1996......................................F-5-6

              Consolidated Statements of Cash Flows for the Years
              Ended March 31, 1997 and 1996................................F-7-8

              Notes to Consolidated Financial Statements
              Notes 1 through 12.............................................F-9

     2.  Financial Statement Schedules

              Schedule VIII - Valuation and Qualifying Accounts.............F-16

              Schedule X - Supplementary Income Statement Information...... F-17

              Schedule XI - Real Estate and Accumulated Depreciation........F-18

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


Jones, Jensen & Company
Salt Lake City, Utah
June 16, 1997

                                                GOLF VENTURES, INC.
                                                   Balance Sheet


                                                      ASSETS

                                                                                                      March 31,
                                                                                                        1997
CURRENT ASSETS                                                                                  ----------------
  Cash                                                                                          $         28,563
  Real estate inventory                                                                                  932,439
  Current portion of contract receivable                                                                     472
                                                                                                ----------------
     Total Current Assets                                                                                961,474

PROPERTY AND EQUIPMENT

  Model home                                                                                             133,954
  Furniture and fixtures                                                                                  13,106
  Computer equipment                                                                                       2,350
                                                                                                ----------------
     Total depreciable assets                                                                            149,410
     Less:  accumulated depreciation                                                                      (2,393)

     Net Property and Equipment                                                                          147,017

OTHER ASSETS

  Land held for development (Note 2)                                                                  11,475,016
  Long-term portion of contract receivable                                                                55,993

     Total Other Assets                                                                               11,531,009

     TOTAL ASSETS                                                                               $     12,639,500
                                                                                                ================

   The accompanying notes are an integral part of these financial statements.

                                                GOLF VENTURES, INC.
                                                   Balance Sheet


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                      March 31,
                                                                                                        1997
CURRENT LIABILITIES                                                                             ----------------
  Accounts payable                                                                              $        953,072
  Accrued expenses and other liabilities                                                                 659,735
  Current portion of long-term debt (Note 3)                                                             923,320
                                                                                                ----------------

     Total Current Liabilities                                                                         2,536,127

LONG-TERM DEBT (Note 3)                                                                                6,356,331
                                                                                                ----------------

     Total Liabilities                                                                                 8,892,458

STOCKHOLDERS' EQUITY

  Preferred stock (10,000,000 shares authorized
   at par value of $.001) 24,304 class "A" and 287,064
   class "B" shares issued and outstanding (Note 4)                                                          311
  Common stock (25,000,000 shares authorized
   at par value of $.001) 1,852,828 shares issued
   and 1,839,837 shares outstanding (Note 5)                                                               1,853
  Additional paid-in capital                                                                           8,264,828
  Accumulated deficit                                                                                 (4,519,950)
                                                                                                ----------------

     Total Stockholders' Equity                                                                        3,747,042

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $     12,639,500
                                                                                                ================

   The accompanying notes are an integral part of these financial statements.

                                                GOLF VENTURES, INC.
                                             Statements of Operations


                                                                                    For the Years Ended
                                                                                          March 31,
                                                                                   1997               1996
INCOME                                                                      ----------------    ---------------

  Real estate sales                                                         $        274,000    $       734,675
  Cost of real estate sales                                                          158,066            512,528
                                                                            ----------------    ---------------

     Gross Profit on Real Estate Sales                                               115,934            222,147
                                                                            ----------------    ---------------

EXPENSES

  Investment banking and financing
   services (Note 5)                                                                  -               3,260,000
  Depreciation                                                                         2,393             -
  General and administrative expenses                                                857,896            675,850
                                                                            ----------------    ---------------

     Total Expenses                                                                  860,289          3,935,850
                                                                            ----------------    ---------------

LOSS FROM OPERATIONS                                                                (744,355)        (3,713,703)
                                                                            ----------------    ---------------

OTHER INCOME (EXPENSES)

  Other revenue                                                                       29,931            101,877
  Interest income                                                                     38,649              5,535
  Interest expense                                                                   (10,142)            -
                                                                            ----------------    ----------

     Total Other Income (Expenses)                                                    58,438            107,412
                                                                            ----------------    ---------------

NET LOSS BEFORE INCOME TAXES                                                        (685,917)        (3,606,291)

INCOME TAXES                                                                          -                  -
                                                                            ----------------    ----------

NET LOSS                                                                    $       (685,917)   $    (3,606,291)
                                                                            ================    ===============


NET LOSS PER COMMON SHARE                                                   $          (0.38)   $         (2.59)
                                                                            ================    ===============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                                                       1,799,633          1,393,386
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

                                                    GOLF VENTURES, INC.
                                                 Statements of Cash Flows


                                                                                           For the Years Ended
                                                                                                 March 31,
                                                                                          1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES                                               -----------------   -----------------

  Net loss                                                                         $        (685,917)  $      (3,606,291)
  Items not requiring cash flow
   during the current period:
    Depreciation                                                                               2,393              -
    Common stock issued for services                                                          12,000           3,260,000
  Changes in assets and liabilities:
   (Increase) decrease accounts receivable                                                    35,375               2,955
   (Increase) decrease inventory                                                               5,936             416,782
   (Increase) decrease in contract receivable                                                    313                  62
   Increase (decrease) accounts
    payable and accrued expenses                                                             580,993             397,146
                                                                                   -----------------   -----------------

     Net Cash Provided (Used) by
      Operating Activities                                                                   (48,907)            470,654
                                                                                   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                                         (32,610)             -
  Land held for development                                                               (3,614,959)           (708,276)
                                                                                   -----------------   -----------------

     Net Cash (Used) in Investing Activities                                              (3,647,569)           (708,276)
                                                                                   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from long-term borrowings                                                       3,085,805             355,000
  Principal payments on long-term debt                                                    (1,042,925)           (126,558)
  Contributions from parent company                                                          356,054              -
  Distribution to parent company                                                            (325,199)           (195,197)
  Sale of common stock for cash                                                            1,000,000              -
  Payment of stock offering costs                                                           (120,576)             -
  Sale of preferred stock for cash                                                            -                  968,666
  Retirement of preferred stock                                                              (12,500)             -
                                                                                   -----------------   ------------

     Net Cash Provided by Financing Activities                                             2,940,659           1,001,911
                                                                                   -----------------   -----------------

INCREASE (DECREASE) IN CASH                                                                 (755,817)            764,289

CASH AT BEGINNING OF YEAR                                                                    784,380              20,091
                                                                                   -----------------   -----------------

CASH AT END OF YEAR                                                                $          28,563   $         784,380
                                                                                   =================   =================

   The accompanying notes are an integral part of these financial statements.

                                                    GOLF VENTURES, INC.
                                                 Statements of Cash Flows


                                                                                        For the Years Ended
                                                                                              March 31,
                                                                                       1997                  1996
SUPPLEMENTAL CASH FLOW DISCLOSURES                                            -------------------   ------------------
  Cash Paid For:
   Interest                                                                   $           367,817   $            -
   Income taxes                                                                            -        $            -

NON CASH FINANCING ACTIVITIES

  Common stock issued for services                                            $            12,000   $         3,260,000
  Debt incurred for acquisition of inventory                                  $           190,365   $            -
  Debt recorded for acquisition of land held
   for development                                                            $         2,390,725   $            -
  Debt incurred for acquisition of property
   and equipment                                                              $           116,800   $            -

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

               In 1997 the Company capitalized debt of approximately $2,300,000 which it had previously recorded as a contingent liability. Prior to 1997 the Company's investment in the land secured by the debt was contingent upon factors which made the likelihood of completion of the purchase uncertain. The contingencies were resolved in 1997 and accordingly the debt and the related increase in costs were recorded.

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

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 3 -       LONG-TERM DEBT

               Long-term debt of the Company is as follows:            March 31,
                                                                         1997
               Promissory  note  secured  by land.  Interest          ----------
                accrued at 10% per annum, payable in shares of
                the Company's common stock.  $120,000 principal
                plus a percentage of the proceeds of lot sales
                payable annually  beginning on February 1, 1991
                through February 1, 1997 at which time the balance
                will be due as a balloon payment. Additionally,
                the Company is  obligated  to pay $5,000 from each
                lot sale to the note holder and $175,000 from the
                first $1,000,000 received in long term financing.
                The note is in technical default, but the note
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
                                                             -------------------

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 3 -       LONG-TERM DEBT (Continued)                             March 31,
                                                                        1997
                                                                      ---------
               Balance forward                                   $    7,063,400

               Mortgage note payable secured by real
                estate bearing interest at 8.125%. Due
                in monthly installments of $919.                        116,800

               Mortgage note payable secured by real estate bearing  interest at
                8.125%.
                Due in monthly installments of $879.                     99,451
                                                                 --------------

               Subtotal                                               7,279,651

               Less Current Portion                                    (923,320)
                                                                 --------------
               Long-Term Portion                                 $    6,356,331
                                                                 ==============

               Maturities on long-term debt are as follows:

                         1998                                    $      923,320
                         1999                                         2,282,797
                         2000                                         3,557,065
                         2001                                            73,718
                         2002                                            19,559
                         Thereafter                                     423,192
                                                                 --------------

                                                                 $    7,279,651
                                                                 ==============
NOTE 4 -       PREFERRED STOCK

               The Company has issued 27,000 shares of its class "A" cumulative convertible preferred stock through a private placement at $5 per share. The preferred stock pays a cumulative dividend at the rate of 10% per annum and a one time 6% of investment bonus from the first profits of the Company. The preferred stock is convertible into common stock on, or before March 1, 1998 on the basis of an exchange price of 60% of the average bid price of the common stock for the 90 days immediately prior to conversion. For illustration purposes only, if the 1,804 Series A preferred shares issued during 1997 were to be converted at this time, such shares would be converted into 4,956 shares of common stock, based upon an average bid during the relevant period of $3.03. The preferred stock also has certain preferences in liquidation. During the year ended March 31, 1996, 2,000 shares including accrued dividends of $3,679 were converted into 1,221 shares of common stock. An additional 2,500 shares of class "A" preferred stock were repurchased from the holder for $12,500 during the year ended March 31, 1997. Also, 1,804 of the class "A" preferred shares were issued during the year end March 31, 1997 as payment of interest on long-term debt. Accrued expenses include unpaid dividends at March 31, 1997 of $42,321.

               The Company has also issued 259,427 shares of class "B" preferred stock. The class "B" preferred stock has a preference upon liquidation of $5.00 per share, plus all accrued and unpaid dividends, whether or not earned or declared. The preference is secondary to the liquidation preference of the class "A" stock. The class "B" preferred stock is convertible at anytime before March 31, 1998 at the rate of 1 share of common stock to be valued at 40% of the low bid price for free trading shares at any time during the eighteen months preceding the conversion.

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 4 -       PREFERRED STOCK (CONTINUED)

               For illustration purposes only, if 1,000 class "B" preferred shares (disregarding accrued interest) were to be converted at this time, such shares would be converted into 10,638 shares of common stock, based upon a low bid during the relevant period of $1.18. The Company may redeem the class "B" preferred stock on or before March 31, 1998 at $5.00 per share plus dividends accrued at 10% per annum. Of the total shares of class "B" preferred stock outstanding, 193,733 shares were issued during the year ended March 31, 1996 at a price of $5.00 per share, 160,057 of which were issued to a shareholder of the Company (see Note 7). During the year ended March 31, 1997, the Company issued 27, 637 shares of class "B" preferred stock as payment for interest on long-term debt. The class "B" preferred shares are entitled to vote along with the common shares.

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

               An additional 20,000 shares of common stock were issued during the year ended March 31, 1997 as payments for $34,522 of accrued interest on long-term debt in accordance with the terms of the related promissory note. 4,000 shares of common stock were also issued during the year ended March 31, 1997 as payment for $12,000 of services rendered to the Company.

               The Company has issued 12,991 shares which have been offered to creditors in settlement of accrued expenses. However, the creditors have not yet accepted the shares. These shares are considered issued but not outstanding for financial statement purposes.

NOTE 6 -       RELATED PARTY TRANSACTIONS

               a.  Stock Issuances

               During the year ended March 31, 1996, the Company issued 160,057 shares of class "B" preferred stock to a shareholder for cash of $800,285 (see Note 4).

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             March 31, 1997 and 1996


NOTE 6 -       RELATED PARTY TRANSACTIONS (Continued)

               b.  Sales to Related Parties

               In 1997 the Company sold one lot to one of its officers and shareholders. The lot was sold for cash of $15,000, which is the price at which the lot was being offered to the public.

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

               a.  Proposed Acquisitions

               GVI has entered into discussions with an unrelated company regarding a possible business reorganization that would combine the two companies. The unrelated company is extensively involved in golf course construction and management.

               b.  Stock Issued for Services - (Unaudited)

               On August 22, 1987 the Company issued 250,000 shares of its common stock as a bonus for services rendered. The shares were issued to certain of its officers and to the President of ARDCO. The shares were valued at $390,725 or $1.56 per share, which was the average trading price at the date of issuance.

               c.  Transfer to Related Party (Unaudited)

               Subsequent to March 31, 1997 the Company transferred to a shareholder its model home for the assumption of the debt on the model home. The debt was approximately equal to the cost of the model home, so no sale and no gain or loss will be recognized on the transfer.

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

Schedule X - Supplementary income statement information

                               For the Years Ended
                                    March 31,
                                    1997 1996
                                                -------------     ------------
Maintenance and repair                          $      35,749     $     16,571
Depreciation and amortization                           2,393             -
Taxes, other than payroll and income taxes              6,743           32,668
Royalties                                                -                -

Advertising                                            17,323            1,002


                               GOLF VENTURES, INC.
                             Supplemental Schedules
                             March 31, 1997 and 1996
             Schedule XI - Real Estate and Accumulated Depreciation
                                                                                                                         Life on
                                                                                                                          which
                                                            Costs         Gross                                        depreciation
                                                         capitalized      amount                                        in latest
                                                         (Disposals)     at which      Accumu-                           income
                                              Initial    subsequent      carried       lated     Date of               statements
                                              cost to        to          at close      deprec-  construc-     Date         is
    Description               Encumbrances    Company    acquisition     of period     iation     tion      acquired    computed
--------------------------    ------------   ----------  ------------   -----------   -------   --------    --------   ----------
Red Hawk Development
 St. George, Utah
 Undeveloped Land

  Convertible subordinated
   Debentures                 $   185,000
  Foss Lewis Construction,
   Trust Deed Note                 80,575
  Miltex Industries, Ltd.
   Promissory Note              3,440,805
  Daniel C. Watson
   Trust Deed Note                355,890
  Stucki income trust,
   Trust Deed Note              2,246,823

                              $ 6,309,093   $4,135,000    $6,242,166    $10,377,166  $  N/A    7-8-96    3-30-90     N/A
                              ===========   ==========    ==========    ===========  =======   ======    =======   ======

Cotton Manor/Cotton
 Acres Dev.
 St. George, Utah
 Improved residential

  Blaine Harmon Family
   Trust, Promissory Note     $   201,890
  Property Alliance, Inc.
   Promissory Note                646,502

                              $   848,392   $1,902,130    $ (804,280)   $ 1,097,850  $  N/A    9-1-91    9-1-91      N/A
                              ===========   ==========    ==========    ===========  =======   ======    ======    ======

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

     The following table sets forth the name and age of each Director and Executive Officer of the Company as of December 31, 1996, followed by a brief resume of each named individual. Information is also provided about the former president of ARDCO, a person who played a significant role in the development and management of the Company up to August, 1997, but who is no longer affiliated with the Company.


    NAME              AGE      POSITION HELD
    ----              ---      -------------

Duane H. Marchant     58       President, Chief Executive Officer and Director

Bruce E. Frodsham     32       Vice President and Director

Stephen B. Spencer    41       Director, Secretary and Treasurer


          DUANE H. MARCHANT, President, Chief Executive Officer and Director of the Company, earned a B.S. Degree in business management from Brigham Young University in 1956 and an M.B.A. Degree from Utah State University in 1967. Mr. Marchant is a registered real estate broker in the State of Utah and has over 25 years of experience in real estate development and marketing. From 1990 until August 1995, he served as a director and executive officer of ARDCO, which is a publicly held company involved in real estate development and franchising and which is currently the largest stockholder in the Company. Mr. Marchant has been a Director of the Company since 1992, and is the father-in-law of Mr. Frodsham. In August, 1997, Mr. Marchant took on the additional duties of Treasurer of the Company.

          BRUCE E. FRODSHAM, Vice President and a Director of the Company is also the Sales Manager of Cotton Acres and Cotton Manor. Mr. Frodsham earned a B.S. Degree in Ornamental Horticulture from Brigham Young University in 1988, and was Vice President of Frodsham Better Lawns from 1985 to 1991. He is a specialist in professional grass management, weed control, ornamental design and landscaping. Mr. Frodsham was a main-frame computer operator for Brigham Young University for three years and is a free- lance computer operator and consultant. Mr. Frodsham became a Director of the Company in 1992, and is the son-in-law of Mr. Marchant. In August 1997 Mr. Frodsham took on the additional duties of Secretary of the Company. He resigned as a Director of the Company effective on the closing of the US Golf reorganization transaction.

          STEPHEN B. SPENCER, Secretary, Treasurer and a Director of the Company, is a Certified Public Accountant and was the Secretary/Treasurer, and a director of ARDCO from 1990 until 1997. From 1988 to 1990, he worked for Mrs. Fields, Inc. as an Assistant Financial Controller and then Controller, and from 1985 to 1988, he was the Director of Operations for the Salt Lake Convention and Visitors Bureau. Mr. Spencer resigned as an officer of the Company in August 1997, and resigned as a Director of the Company effective on the closing of the US Golf reorganization transaction.

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

                                            Summary Compensation Table

Name & Principal Position                     Year              Salary
-------------------------                     ----              ------
Duane H. Marchant                             1997              $72,000
President & CEO                               1996              $72,000
                                              1995              $72,000


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

===============================================================================================================================
                                   NUMBER OF SHARES               PERCENT               NUMBER OF SHARES          PERCENT
       NAME AND ADDRESS OF          OF COMMON STOCK                 OF                     OF SERIES B              OF
        BENEFICIAL OWNER          BENEFICIALLY OWNED               CLASS                PREFERRED STOCK3           CLASS
                                                                                       BENEFICIALLY OWNED
===============================================================================================================================
-------------------------------------------------------------------------------------------------------------------------------
Banque SCS Alliance SA                  721,252(4,5)              34.32%                   315,404(4,6)            100%
P.O. Box 880
12111 Geneva 3, Switzerland
-------------------------------------------------------------------------------------------------------------------------------
American Resources                      594,309                   28.27%                        0                    0
and Development Co.
102 West 500 South,
Suite 400
Salt Lake City, UT 84101
-------------------------------------------------------------------------------------------------------------------------------
Miltex Industries                        -0-                       -0-                      28,3403               8.24%
c/o Camille Froidevaux
Budinet & Associates
20 Rue Senebier, P.B. 166
1211 Geneva, Switzerland
-------------------------------------------------------------------------------------------------------------------------------
Duane H. Marchant                       156,989                    7.46%                        0                    0
345 North 2450 East
St. George, UT  84790
-------------------------------------------------------------------------------------------------------------------------------
Stephen B. Spencer                      35,000                     1.66%                        0                    0
102 West 500 South
Suite 400
Salt Lake City, UT  84101
-------------------------------------------------------------------------------------------------------------------------------
Bruce E. Frodsham                       30,000                     1.43%                        0                    0
345 North 2450 East
St. George, UT 84790
-------------------------------------------------------------------------------------------------------------------------------
All Officers and Directors of           221,989                   10.55%                        0                    0
the Company as a Group
(3 persons)
===============================================================================================================================

--------
     3 Series B Preferred Shares, in the aggregate, are able to cast approximately 4,052,683 common share votes, which calculation is based on the market price of GVIM Common Stock into which the Series B Preferred Stock is convertible. This voting power was calculated based on the September 30 low bid price of $1.00 per share.

     4 Banque SCS Alliance SA owns 51.5% of the outstanding common stock of ARDCO. ARDCO's shares in the Company are attributed to Banque SCS as a beneficial owner and "affiliate" of ARDCO. 5 During the Company's third fiscal quarter, Banque SCS converted its Series B Preferred Stock into 4,052,683 shares of Common Stock based on the coversion ratio prescribed for Series B Preferred Stock at that time.

     6 Banque SCS's Series B Preferred Stock could cast (at September 30, 1997) 3,887,608 common share votes at meetings of the Company's stockholders. This effectively gives Banque SCS majority voting control of the Company, especially when combined with its control over ARDCO and its shares of the Company's common stock. Under the laws of Switzerland, Banque SCS is prohibited from disclosing, and has declined to disclose to the Company the names of the beneficial owners of the shares and votes in the Company held by Banque SCS. (See Note 4 of the Financial Statements for further disclosure.

Item 12.  Certain Relationships and Related Transactions.

         ARDCO is a significant shareholder of the Company. The Company and ARDCO shared office space through August, 1997. Under this arrangement, the Company paid the rental expense for both companies, and ARDCO paid the salary and benefits of two shared employees.

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

Exhibit No.    Exhibit Name

    3.1        Certificate of Incorporation, as amended*
    3.2        The Company's ByLaws, as amended *
    10.1       Option contract (Stucki)*
    10.2       Extension to Option Contract (Stucki)*
    10.3       Further Amendment to Option Contract (Stucki)*
    10.4       Modification Agreement (Stucki)*
    10.5       Further Modification Agreement (Stucki)*
    10.6       Sales Agreement (Property Alliance)*
    10.7       Addendum to Sales Agreement (Property Alliance)*
    10.8       Acquisition Agreement (ARDCO)*
    10.9       Agreement (Bear River Contractors)*
    10.10 Reorganization Agreement with U.S. Golf Communities, Inc.** 10.11 Amendment No 1 to Reorganization Agreement with U.S.
               Golf Communities
    23.1       Consent of Independent Auditor

    * Incorporated by reference to the Company's Form 10-SB Registration Statement filed with the Commission September 6, 1996, File No. 0-21337.

    ** Incorporated by reference from the Company's First Amended Form 10-KSB, filed with the Commission October 21, 1997, File No. 0-21337.

(b) The following reports on Form 8-K were filed by the Company during the fiscal year ended March 31, 1997:

     August 12, 1997 The Company filed a report on Form 8-K for the purpose of correcting a previous press release issued by the Company on October 18, 1996 concerning the charges filed October 10, 1996 against Mr. George Badger.

     September            8,  1997  The  Company  filed a  report  on  Form  8-K
                          concerning its issuance under Regulation S promulgated under the Securities Act of 28,340 shares of Series B
                          Preferred Stock to Miltex Industries, Inc.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this Second Amended Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GOLF VENTURES, INC.
                                            (Registrant)


Dated:        December 19, 1997             BY:/s/ Warren Stanchina
                                               --------------------------
                                               Warren Stanchina, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Second Amended Report on Form 10-KSB has been signed below by the following persons, being a majority of the board of directors of the registrant, on behalf of the registrant and in the capacities and on the date indicated.


    Signature                  Position with Company                  Date
    ---------                  ---------------------                  ----

/s/  Warren Stanchina      President, Chief Executive          December 19, 1997
---------------------      Officer and Director

/s/  Wolfgang Duren        Vice President and Director         December 19, 1997
-------------------

/s/  Eric LaGrange         Senior Vice President and Chief     December 19, 1997
---------------------      Financial and Accounting Officer