Form 10QSB/A
period 1997-06-30
GOLF VENTURES INC
filed 1997-12-22
CIK 833864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDED FORM 10-QSB

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

                  Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding  as of August 19, 1997
        Common Stock, par value $.OO1                   2,625,066

                                TABLE OF CONTENTS

 Heading                                                                    Page
                          PART I. FINANCIAL STATEMENTS

Item 1.          Independent Auditors' Report                                  4

                 Balance Sheets - June 30,1997 and                           5-6
                 March 31, 1997

                 Statements of Operations and Accumulated Deficit -
                 Three months ended June 30, 1997 and 1996                     7

                 Statements of Stockholders Equity-March 31, 1996 through
                 June 30, 1997                                               8-9

                 Statements of Cash Flows - Three months ended
                 June 30, 1997 and 1996                                       10

                 Notes to Financial Statements                             11-16

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       17-18

                           PART II. OTHER INFORMATION

Item 1.          Legal Proceedings                                            18
Item 2.          Changes in Securities                                        18
Item 3.          Upon Senior Securities                                       18
Item 4.          Submission of Matters to a Vote of Securities Holders        18
Item 5.          Other Information                                            18
Item 6.          Exhibits and Reports on Form 8-K                             19

                                  SIGNATURES                                  19

                                     PART I

Item 1.      Financial Statements

         The following, unaudited Financial Statements for the three month periods ended June 30, 1997, included all adjustment which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Golf Ventures, Inc.
Salt Lake City, Utah

The accompanying consolidated balance sheet of Golf Ventures, Inc. as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months then ended and for the three months ended June 30, 1996 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying consolidated balance sheet of golf Ventures, Inc. as of March 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated June 16, 1997.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
August 5, 1997


                                                GOLF VENTURES, INC.
                                                  Balance Sheets


                                                      ASSETS

                                                                                   June 30          March 31,
                                                                                     1997             1997
                                                                                     ----             ----
CURRENT ASSETS                                                                    (Unaudited)

  Cash                                                                        $        14,732   $         28,563
  Real estate inventory                                                               949,554            932,439
  Current portion of contract receivable                                                  472                472
                                                                                          ---                ---

     Total Current Assets                                                             964,758            961,474
                                                                                      -------            -------

PROPERTY AND EQUIPMENT

  Model home                                                                          134,788            133,954
  Furniture and fixtures                                                               13,106             13,106
  Computer equipment                                                                    2,350              2,350
                                                                                        -----              -----

     Total depreciable assets                                                         150,244            149,410
     Less:  accumulated depreciation                                                   (3,414)            (2,393)
                                                                                       ------             ------

     Net Property and Equipment                                                       146,830            147,017
                                                                                      -------            -------

OTHER ASSETS

  Land held for development (Note 2)                                               11,714,678         11,475,016
  Long-term portion of contract receivable                                             55,993             55,993
                                                                                       ------             ------

     Total Other Assets                                                            11,770,671         11,531,009
                                                                                   ----------         ----------

     TOTAL ASSETS                                                             $    12,882,259   $     12,639,500
                                                                              ===============   ================



                                                GOLF VENTURES, INC.
                                                  Balance Sheets


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   June 30          March 31,
                                                                                     1997             1997
                                                                                     ----             ----
CURRENT LIABILITIES                                                              (Unaudited)

  Accounts payable                                                            $     1,097,899   $        953,072
  Accrued expenses and other liabilities                                              821,444            659,735
  Current portion of long-term debt (Note 3)                                          903,924            923,320
                                                                                      -------            -------

     Total Current Liabilities                                                      2,823,267          2,536,127
                                                                                    ---------          ---------

LONG-TERM DEBT (Note 3)                                                             6,565,156          6,356,331
                                                                                    ---------          ---------

     Total Liabilities                                                              9,388,423          8,892,458
                                                                                    ---------          ---------

STOCKHOLDERS' EQUITY

  Preferred stock  (10,000,000  shares  authorized at par value of $.001) 27,084 and 24,304 class "A"; 287,064 and 287,064 class "B" shares issued and
   outstanding (Note 4)                                                                   314                311
  Common stock (25,000,000 shares authorized
   at par value of $.001) 1,851,723 and 1,852,828
   shares issued; 1,838,764 and 1,839,837 shares
   outstanding, respectively (Note 5)                                                   1,852              1,853
  Additional paid-in capital                                                        8,264,826          8,264,828
  Accumulated deficit                                                              (4,773,156)        (4,519,950)
                                                                                   ----------         ----------

     Total Stockholders' Equity                                                     3,493,836          3,747,042
                                                                                    ---------          ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    12,882,259   $     12,639,500
                                                                              ===============   ================


                                                GOLF VENTURES, INC.
                                             Statements of Operations
                                                    (Unaudited)


                                                                                For the Three Months Ended
                                                                                           June 30,
                                                                                    1997              1996
                                                                                    ----              ----
INCOME
  Real estate sales                                                         $         11,000    $       133,000
  Cost of real estate sales                                                           11,000             76,582
                                                                                      ------             ------

     Gross Profit on Real Estate Sales                                                 -                 56,418
                                                                                      ------             ------

EXPENSES

  Depreciation                                                                         1,021             -
  General and administrative expenses                                                253,287            156,519
                                                                                     -------            -------

     Total Expenses                                                                  254,308            156,519
                                                                                     -------            -------

LOSS FROM OPERATIONS                                                                (254,308)          (100,101)
                                                                                    --------           --------

OTHER INCOME (EXPENSES)

  Other revenue                                                                        4,630              2,881
  Interest income                                                                        777              1,993
  Interest expense                                                                    (4,305)            -
                                                                                      ------             -

     Total Other Income (Expenses)                                                     1,102              4,874
                                                                                       -----              -----

NET LOSS BEFORE INCOME TAXES                                                        (253,206)           (95,227)

INCOME TAXES                                                                          -                  -
                                                                                      ------             -

NET LOSS                                                                    $       (253,206)   $       (95,227)
                                                                            ================    ===============


NET LOSS PER COMMON SHARE                                                   $          (0.14)   $         (0.06)
                                                                            ================    ===============



                                                    GOLF VENTURES, INC.
                                      Statements of Stockholders' Equity (Continued)



                                                                                            Additional
                                      Preferred Stock              Common Stock              Paid-in        Accumulated
                                    Shares        Amount       Shares          Amount        Capital          Deficit
                                    ------        ------       ------          ------        -------          -------
Balance forward
 March 31, 1996                      284,427   $     284       1,628,828   $     1,629    $    7,173,573   $   (3,834,033)

Common stock issued
 for cash at $5.00
 per share                            -           -              200,000           200           999,800           -

Offering costs for sale of
 common stock for cash                -           -               -             -               (120,576)          -

Common stock issued for
 payment of interest                  -           -               20,000            20            34,502           -

Common stock issued
 for services rendered                -           -                4,000             4            11,996           -

Repurchase shares of
 class "A" preferred stock            (2,500)         (3)         -             -                (12,497)          -

Class "A" preferred stock
 issued for payment of
 interest                              1,804           2          -             -                  9,018           -

Class "B" preferred stock
 issued for payment of
 interest                             27,637          28          -             -                138,157           -

Contributions of capital
 by parent company                    -           -               -             -                356,054           -

Distributions to parent
 company                              -           -               -             -               (325,199)          -

Loss for the year ended
 March 31, 1997                       -           -               -             -                 -              (685,917)
                                      ------      ------          ------        ------            ------         --------

Balance, March 31, 1997               311,368    $   311        1,852,828     $  1,853        $8,264,828      $(4,519,950)
                                     --------    -------        ---------     --------        ----------      ------------



                                                    GOLF VENTURES, INC.
                                            Statements of Stockholders' Equity
                                                        (Unaudited)


                                                                                            Additional
                                       Preferred Stock              Common Stock             Paid-in        Accumulated
                                    Shares        Amount       Shares          Amount        Capital          Deficit
                                    ------        ------       ------          ------        -------          -------
Balance,
 March 31, 1997                      311,368   $     311       1,852,828   $     1,853    $    8,264,828   $   (4,519,950)

Class "A" preferred stock
 issued for common stock               2,780           3          (1,105)           (1)               (2)          -

Loss for the three months
ended June 30, 1997                   -           -               -             -                 -              (253,206)
                                      ------      ------          ------        ------            ------         --------

Balance,
 June 30, 1997                       314,148   $     314       1,851,723   $     1,852    $    8,264,826   $   (4,773,156)
                                     =======   =========       =========   ===========    ==============   ==============



                                                    GOLF VENTURES, INC.
                                           Consolidated Statements of Cash Flows

                                                                                           For the Months Ended
                                                                                                  June 30,
                                                                                           1997                1996
                                                                                           ----                ----
OPERATING ACTIVITIES                                                                    (Unaudited)         (Unaudited)
  Net income (loss)                                                                $        (253,206)  $         (95,227)

  Adjustments to reconcile net cash flows
    from operations
    Depreciation                                                                               1,021                -
  Changes in assets and liabilities:
   (Increase) decrease accounts receivable                                                      -                (18,625)
   (Increase) decrease inventory                                                             (17,115)             61,354
   (Increase) decrease in accounts payable and
     accrued expenses                                                                        306,536            (119,833)
                                                                                             -------            --------

     Net Cash Provided (Used) by
      Operating Activities                                                                    37,236            (172,331)
                                                                                              ------            --------

 INVESTING ACTIVITIES

  Purchase of property and equipment                                                            (834)               -
  Land held for development                                                                 (239,662)           (413,839)
                                                                                            --------            --------

     Net Cash (Used) in Investing Activities                                                (240,496)           (413,839)
                                                                                            --------            --------

FINANCING ACTIVITIES

  Stock offering costs                                                                          -               (100,000)
  Common stock issued for cash                                                                  -              1,000,000
  Long-term borrowings                                                                       208,825           2,000,000
  Distribution to parent company                                                                -               (174,946)
  Principal payments on long-term debt                                                       (19,396)           (211,943)
                                                                                             -------            --------

     Net Cash Provided by Financing Activities                                               189,429           2,513,111
                                                                                             -------           ---------

INCREASE (DECREASE) IN CASH                                                                  (13,831)          1,926,941

CASH AT BEGINNING OF PERIOD                                                                   28,563             784,380
                                                                                              ------             -------

CASH AT END OF PERIOD                                                              $          14,732   $       2,711,321
                                                                                   =================   =================

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid For:
    Interest                                                                       $            -      $            -
    Income taxes                                                                   $            -      $            -

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

                                    Year ended
                                   to expire               Amount
                                   -------------           ------
                                       2007         $         16,000
                                       2008                  114,000
                                       2009                   97,000
                                       2010                3,623,000
                                       2011                  686,000
                                       2012                  253,000
                                                             -------

                              Total                 $      4,789,000
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


                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             June 30, 1997 and 1996

NOTE 3 -     LONG-TERM DEBT

             Long-term debt of the Company is as follows:                                            June 30,            March 31,
                                                                                                      1997                 1997
                                                                                                      ----                 ----
                                                                                                  (Unaudited)

             Promissory note secured by land. Interest accrued at 10% per annum,
              payable  in  shares  of  the  Company's  common  stock.   $120,000
              principal  plus a percentage  of the proceeds of lot sales payable annually beginning on February 1, 1991 through February 1, 1997 at which time the balance  will be due as a balloon  payment.  $2,000
              from each Red Hawk lot sale also applies to the note.                             $       646,502    $        646,502

             Promissory note secured by land.  Annual payments through
              August 15, 2016 at $30,524 per year including interest at 10%
              per annum.                                                                                201,890             201,890

             Trust deed note, secured by land and 50,000 shares of the Company's common  stock.  Interest  accrued at 15% per annum.  Principle and interest were due May 31, 1995.  However,  the note holder has not
              demanded full payment and is accepting partial payments.                                   80,575              80,575

             Trust deed note payable, secured by land.  Interest accrued at 8%
              per annum.  Payable $100,000 per year plus the accrued interest
              for that year.                                                                            355,890             355,890

             Promissory note secured by land, bearing interest at 10.5%.
              Interest payable monthly with principal and any accrued
              interest payable in full on June 10, 1999.                                              3,649,630           3,440,805

             Purchase contract and note secured by land, bearing interest at
              10%.  Monthly installments of $25,000 due through May 15, 1998
              with remaining principal and accrued interest due in full.                              2,227,681           2,246,823

             Mortgage note payable secured by real estate bearing interest at
              11.5%.  Due in monthly installments of $911.                                               90,839              90,915
                                                                                                         ------              ------

             Balance forward                                                                    $     7,253,007    $      7,063,400
                                                                                                ---------------    ----------------


                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                             June 30, 1997 and 1996


NOTE 3 -     LONG-TERM DEBT (Continued)


             Balance forward                                                                    $     7,253,007    $      7,063,400

             Mortgage note payable secured by real estate bearing
              interest at 8.125%.  Due in monthly installments of $919                                  116,622             116,800

             Mortgage note payable secured by real estate bearing
              interest at 8.125%.  Due in monthly installments of $879.                                  99,451              99,451
                                                                                                         ------              ------

             Subtotal                                                                                 7,469,080           7,279,651

             Less Current Portion                                                                      (903,924)           (923,320)
                                                                                                       --------            --------

             Long-Term Portion                                                                  $     6,565,156    $      6,356,331
                                                                                                ===============    ================

             Maturities on long-term debt are as follows:

                           1998                                                                 $       903,924    $        923,320
                           1999                                                                       2,491,622           2,282,797
                           2000                                                                       3,557,065           3,557,065
                           2001                                                                          73,718              73,718
                           2002                                                                          19,559              19,559
                           Thereafter                                                                   423,192             423,192
                                                                                                        -------             -------

                                                                                                $     7,469,080    $      7,279,651
                                                                                                ===============    ================

NOTE 4 -     PREFERRED STOCK

             The Company has issued 27,084 shares of its class "A" cumulative convertible preferred stock through a private placement at $5 per share. The preferred stock pays a cumulative dividend at the rate of 10% per annum and is convertible into common stock per terms of the offering. The preferred stock also has certain preferences in liquidation. During the year ended March 31, 1996, 2,500 shares of class "A" preferred stock were repurchased from the holder for $12,500. Also, 1,804 of the class "A" preferred shares were issued during the year end March 31, 1997 as payment of interest on long-term debt. During the three months ended June 30, 1997, 1,105 shares of common stock were converted back to 2,780 shares of preferred stock (including 780 shares for accrued interest) because the Company decided to allow the holder to reverse the conversion of the 2,000 shares of preferred stock to 1,105 shares of common stock in 1996. The reversal of the conversion may allow the holder to receive even more shares of common stock in the future, should he decide to reconvert at a later date.

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

NOTE 6 -     GOING CONCERN

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

                            GOLF VENTURES,  INC.


                                       BY: /s/ Warren Stanchina
                                           ------------------------------
                                           Warren Stanchina, President, Chief
                                           Executive Officer and Director

Dated:     December 19, 1997           BY: /s/ Eric LaGrange
                                          ---------------------------------
                                           Eric LaGrange, Senior Vice President
                                           and Chief Financial and Accounting
                                           Officer