Form 10QSB/A
period 1997-09-30
GOLF VENTURES INC
filed 1997-12-30
CIK 833864

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

                  Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding  as of November 20, 1997
        Common Stock, par value $.OO1                   6,177,039

                                TABLE OF CONTENTS

 Heading                                                                    Page
                          PART I. FINANCIAL STATEMENTS

Item 1.          independent Auditors' Report                                  4

                 Balance Sheets - September 30,1997 and                      5-6
                 March 31, 1997

                 Statements of Operations and Accumulated Deficit -
                 Three and six months ended September 30, 1997 and 1996        7

                 Statements of Stockholders Equity-March 31, 1996 through
                 September 30, 1997                                          8-9

                 Statements of Cash Flows - Three and six months ended
                 September 30, 1997 and 1996                                  10

                 Notes to Financial Statements                             11-16

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       17-19

                           PART II. OTHER INFORMATION

Item 1.          Legal Proceedings                                            20
Item 2.          Changes in Securities                                        20
Item 3.          Upon Senior Securities                                       20
Item 4.          Submission of Matters to a Vote of Securities Holders        20
Item 5.          Other Information                                            20
Item 6.          Exhibits and Reports on Form 8-K                             21

                                  SIGNATURES                                  21

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


                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Golf Ventures, Inc.
Salt Lake City, Utah

The accompanying consolidated balance sheet of Golf Ventures, Inc. as of September 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months and six months then ended and for the three months and six months ended September 30, 1996 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying consolidated balance sheet of Golf Ventures, Inc. as of March 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated June 16, 1997.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
November 5, 1997


                                                GOLF VENTURES, INC.
                                                  Balance Sheets


                                                      ASSETS

                                                                                   September 30,    March 31,
                                                                                     1997             1997
                                                                                     ----             ----
CURRENT ASSETS                                                                    (Unaudited)

  Cash                                                                        $        14,921   $         28,563
  Real estate inventory                                                               753,131            932,439
  Current portion of contract receivable                                                1,955                472
                                                                                        -----                ---

     Total Current Assets                                                             770,007            961,474
                                                                                      -------            -------

PROPERTY AND EQUIPMENT

  Model home                                                                           -                 133,954
  Furniture and fixtures                                                               13,106             13,106
  Computer equipment                                                                    2,350              2,350
                                                                                        -----              -----

     Total depreciable assets                                                          15,456            149,410
     Less:  accumulated depreciation                                                   (4,435)            (2,393)
                                                                                       ------             ------

     Net Property and Equipment                                                        11,021            147,017
                                                                                       ------            -------

OTHER ASSETS

  Land held for development (Note 2)                                               11,857,443         11,475,016
  Long-term portion of contract receivable                                             55,993             55,993
                                                                                       ------             ------

     Total Other Assets                                                            11,913,436         11,531,009
                                                                                   ----------         ----------

     TOTAL ASSETS                                                             $    12,694,464   $     12,639,500
                                                                              ===============   ================

                                                GOLF VENTURES, INC.
                                                  Balance Sheets


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                September 30,       March 31,
                                                                                   1997               1997
                                                                                   ----               ----
CURRENT LIABILITIES                                                             (Unaudited)

  Accounts payable                                                            $       893,265   $        953,072
  Accrued expenses and other liabilities                                              707,474            659,735
  Current portion of long-term debt (Note 3)                                          903,924            923,320
                                                                                      -------            -------

     Total Current Liabilities                                                      2,504,663          2,536,127
                                                                                    ---------          ---------

LONG-TERM DEBT (Note 3)                                                             6,446,522          6,356,331
                                                                                    ---------          ---------

     Total Liabilities                                                              8,951,185          8,892,458
                                                                                    ---------          ---------

STOCKHOLDERS' EQUITY

  Preferred stock  (10,000,000  shares  authorized at par value of $.001) 27,084 and 24,304 class "A"; 315,404 and 287,064 class "B" shares issued and
   outstanding (Note 4)                                                                   342                311
  Common stock (25,000,000 shares authorized
   at par value of $.001) 2,101,723 and 1,852,828
   shares issued; 2,088,764 and 1,839,837 shares
   outstanding, respectively (Note 5)                                                   2,102              1,853
  Additional paid-in capital                                                        8,796,973          8,264,828
  Accumulated deficit                                                              (5,056,138)        (4,519,950)
                                                                                   ----------         ----------

     Total Stockholders' Equity                                                     3,743,279          3,747,042
                                                                                    ---------          ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    12,694,464   $     12,639,500
                                                                              ===============   ================




                                                GOLF VENTURES, INC.
                                             Statements of Operations
                                                    (Unaudited)

                                               For the Six Months Ended           For the Three Months Ended
                                                     September 30,                      September 30,
                                               ----------------------            ------------------------
                                                1997              1996             1997              1996
                                             ---------         ---------        ---------          --------

INCOME

  Real estate sales                    $       316,546    $      161,000  $       305,546   $           28,000
  Cost of real estate sales                    179,308            92,484          168,308               15,902
                                               -------            ------          -------               ------

      Gross Profit on Real
        Estate Sales                           137,238            68,516          137,238               12,098
                                               -------            ------          -------               ------

EXPENSES

  Depreciation                                   2,042               166            1,021                  166
  General and administrative
    expenses                                   683,264           365,106          429,977              208,587
                                               -------           -------          -------              -------

      Total Expenses                           685,306           365,272          430,998              208,753
                                               -------           -------          -------              -------

LOSS FROM OPERATIONS                          (548,068)         (296,756)        (293,760)            (196,655)
                                              --------          --------         --------             --------

OTHER INCOME (EXPENSES)

  Other revenue                                 13,925             9,224            9,295                6,343
  Interest income                                2,260            25,137            1,483               23,144
  Interest expense                              (4,305)           -                -                    -
                                                ------            ------           ------               -

      Total Other Income
        (Expenses)                              11,880            34,361           10,778               29,487
                                                ------            ------           ------               ------

NET LOSS BEFORE INCOME
  TAXES                                       (536,188)         (262,395)        (282,982)            (167,168)

INCOME TAXES                                    -                 -                -                    -
                                                ------            ------           ------              --------

NET LOSS                               $      (536,188)   $     (262,395) $      (282,982)  $         (167,168)
                                       ===============    ==============  ===============   ==================

NET LOSS PER COMMON
  SHARE                                $         (0.18)   $        (0.15) $         (0.04)  $            (0.09)
                                       ===============    ==============  ===============   ==================


                                                    GOLF VENTURES, INC.
                                      Statements of Stockholders' Equity (Continued)



                                                                                            Additional
                                      Preferred Stock               Common Stock             Paid-in        Accumulated
                                    Shares        Amount       Shares          Amount        Capital          Deficit
                                    ------        ------       ------          ------        -------          -------
Balance forward
 March 31, 1996                      284,427   $     284       1,628,828   $     1,629    $    7,173,573   $   (3,834,033)

Common stock issued
 for cash at $5.00
 per share                            -           -              200,000           200           999,800           -

Offering costs for sale of
 common stock for cash                -           -               -             -               (120,576)          -

Common stock issued for
 payment of interest                  -           -               20,000            20            34,502           -

Common stock issued
 for services rendered                -           -                4,000             4            11,996           -

Repurchase shares of
 class "A" preferred stock            (2,500)         (3)         -             -                (12,497)          -

Class "A" preferred stock
 issued for payment of
 interest                              1,804           2          -             -                  9,018           -

Class "B" preferred stock
 issued for payment of
 interest                             27,637          28          -             -                138,157           -

Contributions of capital
 by parent company                    -           -               -             -                356,054           -

Distributions to parent
 company                              -           -               -             -               (325,199)          -

Loss for the year ended
 March 31, 1997                       -           -               -             -                 -              (685,917)
                                      ------      ------          ------        ------            ------         --------

Balance, March 31, 1997              311,368   $     311       1,852,828   $     1,853    $    8,264,828   $   (4,519,950)
                                     -------   ---------       ---------   -----------    --------------   --------------

                                                    GOLF VENTURES, INC.
                                            Statements of Stockholders' Equity
                                                        (Unaudited)


                                                                                            Additional
                                      Preferred Stock               Common Stock            Paid-in         Accumulated
                                    Shares        Amount       Shares          Amount        Capital          Deficit
                                    ------        ------       ------          ------        -------          -------
Balance,
 March 31, 1997                      311,368   $     311       1,852,828   $     1,853    $    8,264,828   $   (4,519,950)

Class "A" preferred stock
 issued for common stock               2,780           3          (1,105)          (1 )              (2 )          -

Class "B" preferred stock
 issued for payment of                28,340          28          -             -               141,672            -
 interest

Common stock issued
 for services rendered                -             -            250,000           250           390,475           -

Loss for the six months
 ended September 30, 197              -           -               -             -                 -              (536,188)
                                      ------      ------          ------        ------            ------         --------

Balance,
 September 30, 1997                  342,488   $     342       2,101,723   $     2,102    $    8,796,973   $   (5,056,138)
                                     =======   =========       =========   ===========    ==============   ==============


                                                GOLF VENTURES, INC.
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                             For the Six Months Ended         For the Three Months Ended
                                                  September 30,                      September 30,
                                              ----------------------             ---------------------
                                             1997              1996              1997               1996
                                           ---------         ---------         ---------          --------

OPERATING ACTIVITIES
  Net (loss)                           $      (536,188)   $     (262,395) $      (282,982)  $         (167,168)
  Adjustments to reconcile net
    cash flowsfrom operations
    Depreciation                                 2,042               166            1,021                  166
  Common stock issued for
    for services and interest                  532,425            -               532,425               -
  Changes in assets and liabilities:
   (Increase) decrease accounts
     receivable                                 (1,483)           (4,625)          (1,483)              14,000
   (Increase) decrease inventory               179,308            74,045          196,423               12,691
   (Increase) decrease in accounts
     payable and accrued expenses              (50,521)         (112,576)        (318,604)               7,257
                                             ---------          --------         --------                -----

     Net Cash Provided (Used) by
      Operating Activities                    (125,583)         (305,385)         126,800             (133,054)
                                              --------          --------          -------             --------

 INVESTING ACTIVITIES
  Purchase of property and equipment              (834)           (5,988)          -                    (5,988)
  Land held for development                   (364,261)       (1,302,606)        (124,599)            (888,767)
                                              --------        ----------         --------             --------

     Net Cash (Used) in Investing
       Activities                             (365,095)       (1,308,594)        (124,599)            (894,755)
                                              --------        ----------         --------             --------

FINANCING ACTIVITIES
  Stock offering costs                          -               (209,000)          -                  (109,000)
  Common stock and preferred
    stock issued for cash                       -              1,046,521           -                    46,521
  Long-term borrowings                         245,266         2,558,805           -                   558,805
  Distribution to parent company                -               (338,103)          -                  (163,157)
  Principal payments on
     long-term debt                            (19,396)         (660,726)          (2,012)            (448,783)
                                               -------          --------           ------             --------

     Net Cash Provided by
       Financing Activities                    225,870         2,397,497           (2,012)           (115,614)
                                               -------         ---------           ------             --------

INCREASE (DECREASE) IN CASH                    (13,642)          783,518              189           (1,143,423)

CASH AT BEGINNING OF PERIOD                     28,563           784,380           14,732            2,711,321
                                                ------           -------           ------            ---------

CASH AT END OF PERIOD                  $        14,921     $   1,567,898    $      14,921     $      1,567,898
                                       ===============     =============    =============     ================

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid For:
    Interest                           $        -          $      -         $      -          $         -
    Income taxes                       $        -          $      -         $      -          $         -

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

                                     Year ended
                                    to expire               Amount
                                    -------------           ------
                                        2007         $         16,000
                                        2008                  114,000
                                        2009                   97,000
                                        2010                3,623,000
                                        2011                  686,000
                                        2012                  536,000
                                                              -------

                               Total                 $      5,072,000
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


                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                           September 30, 1997 and 1996


NOTE 3 -     LONG-TERM DEBT

             Long-term debt of the Company is as follows:                                         September 30,        March 31,
                                                                                                      1997               1997
                                                                                                   ------------        ---------
                                                                                                   (Unaudited)

             Promissory note secured by land. Interest accrued at 10% per annum,
              payable  in  shares  of  the  Company's  common  stock.   $120,000
              principal  plus a percentage  of the proceeds of lot sales payable annually beginning on February 1, 1991 through February 1, 1997 at which time the balance  will be due as a balloon  payment.  $2,000 from each Red Hawk lot sale also
              applies to the note.                                                              $       646,502    $        646,502

             Promissory note secured by land.  Annual payments through
              August 15, 2016 at $30,524 per year including interest at 10%
              per annum.                                                                                201,890             201,890

             Trust deed note, secured by land and 50,000 shares of the Company's common  stock.  Interest  accrued at 15% per annum.  Principle and interest were due May 31, 1995.  However,  the note holder has not demanded full payment and is accepting partial
              payments.                                                                                  80,575              80,575

             Trust deed note payable, secured by land.  Interest accrued at 8%
              per annum.  Payable $100,000 per year plus the accrued interest
              for that year.                                                                            355,890             355,890

             Promissory note secured by land, bearing interest at 10.5%.
              Interest payable monthly with principal and any accrued
              interest payable in full on June 10, 1999.                                              3,649,630           3,440,805

             Purchase contract and note secured by land, bearing interest at
              10%.  Monthly installments of $25,000 due through May 15, 1998
              with remaining principal and accrued interest due in full.                              2,225,669           2,246,823

             Mortgage note payable secured by real estate bearing interest at
              11.5%.  Due in monthly installments of $911.                                               90,839              90,915

             Mortgage note payable secured by real estate bearing
              interest at 8.125%.  Due in monthly installments of $919                                   -                  116,800

             Mortgage note payable secured by real estate bearing
              interest at 8.125%.  Due in monthly installments of $879.                                  99,451              99,451
                                                                                                         ------              ------

             Subtotal                                                                                 7,350,446           7,279,651

             Less Current Portion                                                                      (903,924)           (923,320)
                                                                                                       --------            --------

             Long-Term Portion                                                                  $     6,446,522    $      6,356,331
                                                                                                ===============    ================

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                           September 30, 1997 and 1996

NOTE 3 -     LONG-TERM DEBT (Continued)

             Maturities on long-term debt are as follows:

                           1998                                                                 $       903,924    $        923,320
                           1999                                                                       2,489,610           2,282,797
                           2000                                                                       3,557,065           3,557,065
                           2001                                                                          73,718              73,718
                           2002                                                                          19,559              19,559
                           Thereafter                                                                   423,192             423,192
                                                                                                        -------             -------
                                                                                                $     7,467,068    $      7,279,651
                                                                                                ===============    ================

NOTE 4 -     PREFERRED STOCK

             The Company has issued 27,084 shares of its class "A" cumulative convertible preferred stock through a private placement at $5 per share. The preferred stock pays a cumulative dividend at the rate of 10% per annum and is convertible into common stock per terms of the offering. The preferred stock also has certain preferences in liquidation. During the year ended March 31, 1996, 2,500 shares of class "A" preferred stock were repurchased from the holder for $12,500. Also, 1,804 of the class "A" preferred shares were issued during the year end March 31, 1997 as payment of interest on long-term debt. During the three months ended June 30, 1997, 1,105 shares of common stock were converted back to 2,780 shares of preferred stock (including 780 shares for accrued dividends) because the Company decided to allow the holder to reverse the conversion of the 2,000 shares of preferred stock to 1,105 shares of common stock in 1996. The reversal of the conversion may allow the holder to receive even more shares of common stock in the future, should he decide to reconvert at a later date.

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

             During the six months ended September 30, 1997 an additional 28,340 class "B" preferred shares were issued for interest. The 315,404 class "B" preferred shares were then converted to 3,942,550 shares of common stock, pursuant to the terms of the series "B" preferred stock offering at $0.40 per share which is 40% of the low bid price of $1.00 during the preceding eighteen months.

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

                               GOLF VENTURES, INC.
                          Notes to Financial Statements
                           September 30, 1997 and 1996


NOTE 5 -     COMMON STOCK  (Continued)

             During the six months ended September 30, 1997, 250,000 shares of common stock were issued for services provided by officers and President of its parent company. the services were valued at $1.56 per share which is the average bid price at the time the shares were issued.

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

         General and administrative expenses were significantly higher for the September 30, 1997 quarter as compared with the same quarter last year, primarily as a result of the issuance of approximately $391,000 worth of restricted common stock to the officers and Directors of the Company, and including shares issued to the President of American Resource and Development Company, the former parent of the Company, in recognition of his valuable services to the Company, during the second quarter. These stock awards recognized the significant time and effort put into the Company by the officers and Directors over the past year, including in connection with the negotiation and closing of the U.S. Golf transaction, which is discussed in more detail below. This compensation item affected both the three month and the six month comparison of G & A expense. Higher administrative expenses were also incurred in connection with the legal and accounting assistance obtained in connection with the U.S. Golf transaction.

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

          The following table shows each item of long term indebtedness of the Company as of September 30, 1997, together with information about the status of each loan and the property or properties that serve as collateral security for each loan:

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
 Foss Lewis, Inc.                80,575       Delinquent       Red HawkTM
--------------------------------------------------------------------------------
 Watson Family Trust             355,890      Delinquent       Red HawkTM
--------------------------------------------------------------------------------
 Stucki Family Trust            2,246,823       Current        Red HawkTM
--------------------------------------------------------------------------------
 Miltex Industries              3,440,805       Current        Red HawkTM
--------------------------------------------------------------------------------
 TH 2 Transworld                 96,915          Paid          Red HawkTM
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
================================================================================

THE U. S. GOLF TRANSACTION

         On November 26, 1997, the Company closed on its agreement to acquire all of the common stock of U.S. Golf Communities, Inc. ("US Golf") from the current US Golf shareholders. In return, the Company issued 6.6 million shares of Series D Convertible Preferred Stock to the US Golf shareholders. This reverse acquisition transaction resulted in US Golf becoming a wholly owned subsidiary of the Company, and in the US Golf shareholders now holding 81% of the voting stock and equity of the Company. This reorganization and change in control of the Company brings a larger and more diverse asset base to the Company, given U.S. Golf's ownership and operation of several golf courses and related residential or resort developments in the Eastern United States. Moreover, U.S. Golf has demonstrated an ability to raise needed development capital for its projects. The Company expects enhanced capital raising abilities as a result of the combination of the two companies that will raise needed funds to cure defaults on the Company's properties and to allow the Company to move forward on development of its St. George, Utah properties.

         The Company has filed preliminary proxy materials with the Commission in anticipation of its annual shareholders' meeting. In those preliminary proxy materials, significant additional information is provided with respect to US Golf. This information can be accessed over the World Wide Web at the Commission's EDGAR Archives web site, www.sec.gov.

         While  the  Company  expects   significant   benefits  to  its  current
shareholders from the U.S. Golf transaction, there can be no assurance that the reverse acquisition of US Golf will yield the expected benefits to the Company.

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

                                    GOLF VENTURES,  INC.


                                    BY: /s/ Warren Stanchina
                                    ------------------------------
                                    Warren Stanchina, President, Chief Executive
                                    Officer and Director

Dated:   December 19, 1997          BY: /s/ Eric LaGrange
                                    ------------------------------
                                    Senior Vice President and Chief Fiancial
                                    and Accounting Officer