Form 10KSB
period 1997-12-31
GOLF VENTURES INC
filed 1998-05-21
CIK 833864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB
                Annual report under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                      For the year ended December 31, 1997

                                    0-21337
                            (Commission File Number)

                              GOLF VENTURES, INC.
                 (Name of Small Business Issuer in Its Charter)


          UTAH                                        87-0403864
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

          255 South Orange Avenue, Suite 1515, Orlando, Florida 32801
              (Address of Principal Executive Offices) (Zip Code)

                                 (407) 245-7557
                (Issuer's Telephone Number, Including Area Code)
         Securities registered under Section 12(b) of the Exchange Act:
                                      None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 1997 were $8,429,552.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 29, 1997 was $6,166,967.

The number of shares outstanding of the issuer's common equity, as of December 31, 1997 was 9,172,737 shares (subject to the conversion of 6,672,578 shares of Series D Convertible Preferred Stock into 26,690,312 shares of Common Stock and certain other immaterial possible preferred stock conversions).

Transitional Small Business Disclosure Format (check one): Yes[ ] No [x]

PART I

Item 1.  Business.

General Information about the Company

Golf Ventures, Inc. ("GVIM" or "the Company") is a Utah corporation formed in 1983. GVIM's principal corporate offices are currently located at 255 South Orange Avenue, Suite 1515, Orlando, Florida, 32801. Previous addresses include 345 North 2450 East, St. George, Utah 84790 from September 1997 until December 1997, and prior to that at 102 West 500 South, Suite 400, Salt Lake City, Utah 84101. The Company's telephone number is (407) 245-7557.

On November 26, 1997 the Company closed on its reverse acquisition reorganization with U.S. Golf. Under the terms of this reorganization, the Company issued and delivered to the shareholders of US Golf 6,672,578 shares of Series D Convertible Preferred Stock ("the Series D Stock"). Each share of the Series D Stock has four (4) share votes in any vote of the common stockholders of the Company, and each share of Series D Stock can be converted into four (4) shares of Common Stock. The result of this issuance of Series D Stock is that the shareholders of US Golf now own approximately 81% of the voting securities and equity of the Company. For financial reporting purposes, US Golf is deemed to be the acquiring entity. US Golf is now a wholly owned subsidiary of the Company. More information about the Company following its reorganization with US Golf can be found in the Company's Reports on Form 8-K filed on November 27 and December 19, 1997, and on January 25, and May 6, 1998.

GVIM is engaged in the business of real estate development, primarily golf courses, with surrounding residential real estate. With the acquisition of U. S. Golf Communities, Inc. in November 1997, the Company's business has expanded to include ownership, management and operation of existing golf courses. The Company currently has active projects, both completed and under development, in Florida, Utah, North Carolina and Texas.

SUMMARY INFORMATION ABOUT THE COMPANY'S PROPERTIES

In 1993, GVIM acquired an undeveloped 616 acre parcel of land in Washington, Utah and two other single family dwelling developments in St. George, Utah from American Resource and Development Company, Inc. ("ARDCO") in exchange for 654,746 shares of GVIM common stock, which represented approximately 86% of the Company's total outstanding shares at the time. The Company also assumed $4,338,319 of monetary debt in connection with the acquired properties.

The Company named its residential developments "Cotton Acres" and "Cotton Manor", and called its 616 acre parcel of undeveloped land the Red Hawk(TM) International Golf & Country Club ("Red Hawk"). On June 1, 1994, GVIM acquired an additional 54 acres of land adjacent to Red Hawk for future development.

Although the real estate market in the St. George, Utah area is extremely competitive, the Company believes that it is well positioned in terms of pricing and location with respect to the Cotton Manor and Cotton Acres projects such that it can compete effectively and complete the development and sale of these two projects (see "Cotton Manor" and "Cotton Acres" below). With respect to Red Hawk, the Company will require significant additional financing for development (see "Management's Discussion and Analysis", below), after which management believes Red Hawk will offer competitive values to interested club members and residence buyers.

In November 1997 as a result of the reverse acquisition transaction with U. S. Golf Communities, Inc., a privately held Delaware corporation ("US Golf"), and now a wholly owned subsidiary of the Company, the Company acquired properties and operations in North Carolina, Texas and Florida. US Golf was established in April 1996 for the purpose of consolidating various golf related properties of several entities. US Golf and its affiliated companies have acquired, developed and operated golf related properties throughout the southeastern United States. The decision of the Company to reorganize with US Golf, was made in large part to take advantage of US Golf`s greater experience and connections in developing

                                     2 of 28
large golf course communities like Red Hawk. The Company's golf related properties acquired through US Golf consist of the following:

     Cutter Sound Golf & Yacht Club ("Cutter Sound"), is located at 2381 SW Carriage Hill Terrace, Palm City, Florida, 34990. Cutter Sound was acquired, under the terms of a purchase option, in September 1994 and consists of an 18-hole course, built in 1990. In addition to the 71 acre golf course, the property contains 96 deep-water yacht moorings and 148 acres approved for 219 residential units, of which 48 townhouse and 25 single-family lots are currently sold. There are 24 golf course lots, 41 single-family lots and 8 condominium lots improved and available for sale at this time with 73 future development parcels.

     Montverde Country Club and Development ("Montverde") located approximately 20 miles west of downtown Orlando, Florida. Montverde was acquired in November 1990 and consists of 430 acres. This property has not yet been developed but is fully permitted and ready for construction. Once fully developed, the property is planned to contain an 18-hole golf course and 310 acres for 460 residential units.

     NorthShore Country Club and Community (`NorthShore"), is located at 801 East Broadway Avenue, Portland, Texas, 78374. NorthShore was acquired in 1992 and consists of an 18-hole course built in 1985, and a clubhouse built in 1986. In addition to the 185-acre golf course, the property contains 195 acres approved for residential development. Approximately 60 single-family residential lots are currently being marketed. Additionally, there is approximately 150 acres surrounding the golf course in various stages of planning and permitting.

     Pinehurst  Plantation  ("Pinehurst"),  is  located  at 2130  Midland  Road,
     Pinehurst, North Carolina, 28734. Pinehurst was substantially (60%) acquired in April 1994, and became wholly owned in March 1996. The property consists of an 18-hole golf course, built in 1992, and a temporary clubhouse. In addition to the 140-acre golf course, the property contains 395 acres approved for 650 residential units. Currently the development has sold 150 residential homesites and is planned to ultimately feature 500 additional lots and cottage/timeshare sites.

     In addition to these large development projects, the Company also owns and operates two semi-private, 18-hole championship golf courses, The Pines Golf Club ("The Pines") and Wedgefield Golf and Country Club ("Wedgefield"). The Pines, acquired in April, 1991, is located approximately 25 minutes north of Orlando, Florida midway between Orlando and Daytona Beach in Orange City, Florida. Wedgefield, reacquired in May 1995 (having been sold in April 1994), is located in eastern Orange County, Florida, and approximately 15 minutes from the Orlando International airport and 30 minutes from downtown Orlando.

Through a special purpose subsidiary, the Company acquired 81% of the outstanding common stock of Pelican Strand Development Corporation ("Pelican Strand") from Maricopa Hardy Development Group, through the issuance of 3,432,713 shares of Company common stock in December 1997. (See Form 8-K report dated December 19, 1997). Pelican Strand is the general partner of Pelican Strand, Ltd. a Florida limited partnership formed in 1995, which owns the Pelican Strand Golf and Country Club Development located in Naples, Florida. The Company through its ownership interest in the general partner owns approximately a 40% financial interest in the limited partnership. The Pelican Strand property development consists of an 18-hole course, which opened in November 1997, with an additional nine holes under construction. In addition to the 203 acres available for the golf course development, the property contains 158 acres approved for residential development, 30 acres for commercial development, 171 acres for lakes and preserves and 13 acres for the clubhouse. (See "Pelican Strand" below)

                                     3 of 28

The Company has no specific plans to acquire additional real estate projects in the near term, and will focus its energy and resources on developing and maximizing its current projects. Significant development capital will be needed to do this effectively. There can be no assurance that the Company will be able to acquire the needed financing on terms and conditions which will allow the Company to effectively and profitably develop its current inventory of development projects.

RECENT MATERIAL FINANCIAL  TRANSACTIONS AND ACTIONS

In February 1996, the Company reverse-split its outstanding shares by a factor of 5 shares then outstanding into 1 share. When used in this Report, all references to numbers of shares of the Company's common stock and per share information, regardless of the date of the transaction, are expressed in post-reverse split numbers.

In October, 1997, the holder of most of the Company's outstanding Series B Convertible Preferred Stock converted these shares into 4,052,683 shares of Common Stock, based on the conversion ratio for the Company's Common Stock.

On November 26, 1997 the Company closed on its reverse acquisition reorganization with U.S. Golf. Under the terms of this reorganization, the Company issued and delivered to the shareholders of US Golf 6,672,578 shares of Series D Convertible Preferred Stock ("the Series D Stock"). Each share of the Series D Stock has four (4) share votes in any vote of the common stockholders of the Company, and each share of Series D Stock can be converted into four (4) shares of Common Stock. The result of this issuance of Series D Stock is that the shareholders of US Golf now own approximately 81% of the voting securities and equity of the Company. US Golf is now a wholly owned subsidiary of the Company. More information about the Company following its reorganization with US Golf can be found in the Company's Reports on Form 8-K filed on November 27 and December 19, 1997, and on January 25, and May 6, 1998.

In early December 1997, the Company issued 3,432,713 shares of its Common Stock to the owners of Pelican Strand in return for the Company's new controlling interest in Pelican Strand. (see "Pelican Strand" below and the security discussion above.)

OUTSTANDING STOCK

As of December 31, 1997, the Company had 9,172,737 shares of its common stock issued and outstanding out of 25,000,000 shares of common stock authorized in the Company's Articles of Incorporation, as amended. At the same date, there were 29,084 shares of Series A Convertible Preferred Stock outstanding out of 350,000 shares of Series A Convertible Preferred Stock authorized, 28,340 shares of Series B Convertible Preferred Stock outstanding out of 350,000 shares of Series B Convertible Preferred Stock authorized, and 6,672,578 shares of Series D Convertible Preferred Stock outstanding out of 8,000,000 shares of Series D Convertible Preferred Stock authorized.(1)

EMPLOYEES

At December 31, 1997, GVIM had 155 full-time and 73 part-time employees.

__________________________
(1) As noted above, the reverse acquisition reorganization with US Golf resulted in the shareholders of US Golf receiving 6,672,578 shares of Series D Convertible Preferred Stock in return for all of the outstanding stock of US Golf. Each share of Series D Preferred Stock may be converted at the option of the holder into four (4) shares of Common Stock. Thus the entire block of Series D Preferred Stock now in the hands of the former shareholders of US Golf represents approximately an additional 26,000,000 shares of Common Stock when and if converted. The Company currently does not have sufficient authorized but unissued common shares to accommodate the conversion of the Series D Preferred Shares.

                                     4 of 28


Item 2. Properties.

The following table summarizes the development properties owned or directly controlled by the Company.

                                 Golf                     Residential Acre Development
                     Total     Course     Residential  Maximum   Units      Units     Units to be
Properties           Acres      Acres        Acres       Units    Sold    Developed    Developed
----------           -----      -----        -----       -----    ----    ---------    ---------
Cotton Manor           20         N/A           20 *       131      31         19            81
Cotton Acres           60         N/A           60 *       238     197          4            37
Cutter Sound          213          71          142 *       258      80         72           106
Montverde             430         120          310 **      460       0          0           460
NorthShore            380         185          190 *       879     304         60           515
Pelican Strand        575         203          342 *     1,000      44        268           688
The Pines              74          74          N/A         N/A     N/A        N/A           N/A
Pinehurst             535         131          404 *       647     147         53           447
Red Hawk              670         182          488 **      945       0          0           945
Wedgefield            123         123          N/A         N/A     N/A        N/A           N/A
                    -----       -----        -----       -----     ---        ---         -----
Total               3,080       1,089        1,956       4,558     803        476         3,279
                    =====       =====        =====       =====     ===        ===         =====

     * Partially developed and sold
     ** Only partially developed, no sales.

COTTON MANOR AND COTTON ACRES

Cotton Manor is a 20-acre development approved and platted for a total of 131 units. Of the 36 total approved units in Phases I and II, 28 condominium units are completed (one two-story building with 16 units and three one-story four-plexes). Eight units remain to be built to complete Phases I and II. Recreational facilities including a swimming pool, tennis courts, and a putting green were constructed in Phase I.

The Company has amended the plat for Cotton Manor to accommodate 94 additional units as single detached units. These are referred to as "cottages" or "townhomes". In Phase III, two cottages were built. One Phase III cottage has been sold to a third person, while the other is being used by the Company as a model, sales office and, local executive office. Development of the 19 lots in Phase IV has been completed at a cost of approximately $11,700 per lot. Three of the Phase IV lots have been sold. One lot was purchased by Bruce Frodsham, a Company employee, at the Company's offer price of $15,000. Mr. Frodsham has built a home on the lot at his cost. In early 1997, a second Phase IV lot was transferred to Mr. George Badger to enable Mr. Badger to obtain a loan to finance construction of a home on the site for entry by the Company in a home show. Mr. Badger was a "control person" of the Company (see Item 3 Legal Proceedings (c)). The Company's entry won the "best of show" award. Currently, Mr. Badger is paying the indebtedness on the property and lives there from time to time. A third lot was recently sold to an unaffiliated third party builder. Building permits will be obtained from the City of St. George as needed. Following the sale of the 19 units in Phase IV, the Company intends to commence developing and marketing additional Phases.

While the Company is still actively marketing its Phase IV Cotton Manor cottage sites, without further investment the Company cannot build the remaining 17 cottages in Phase IV or engage in further development of the Project.

Cotton Manor residents belong to the Condominium Association or the Planned Unit Development Association, and pay a monthly fee to support the common area maintenance. Because of the small size of the project to date, fees collected

                                     5 of 28
have not been sufficient to cover costs, and the Company has subsidized the project from inception. The Company retains control over the two homeowners associations at Cotton Manor. When all of the sites have been built on, the membership fees should adequately cover the operating costs. The Company maintains property and liability insurance on the Cotton Manor project at a cost of approximately $6,000 per year.

Cotton Acres is a 60-acre development approved and platted for 238 single family detached home lots. 182 lots in Phases I-IX have been sold, and dwelling units on these lots have been completed, mostly by the lot buyers. Development of Phase X, consisting of 19 new lots, has been completed at a cost of approximately $165,000. All Phase X lots have been sold or pre-sold with a deposit and are expected to close during the first six months of 1998. Phase XI has been platted and approved for a final 37 lots. At the current time, pre-sale reservations have been received by the Company for 10 of the Phase XI lots. Management anticipates that the development and sale of the lots from all of the remaining potential phases of Cotton Acres could be completed within two years, provided that sufficient development funding becomes available for this purpose. There is also no assurance that market conditions will allow for this schedule, even if sufficient funding were available.

CUTTER SOUND GOLF & YACHT CLUB

Cutter Sound is a 219-acre development is located in Palm City, Martin County, Florida, the heart of the Treasure Coast of East Florida. A short drive from Ft. Lauderdale, it has easy access to the Florida Turnpike, 4.5 miles away, and to I-95, just 5 miles away. The community sits directly on the mile wide North Fork of the St. Lucie River with direct access to the Atlantic as well as to the Okeechobee Waterway (to Gulf of Mexico) and includes 96 deep-water boat slips. Boat slips can accommodate yachts to 65 feet and 20-foot beams. All slips have water, telephone, cable TV and 110/220 volt, 50-amp power. Such sheltered deep-water mooring facilities are becoming scarce in this high-growth Southeast Coastal region.

The golf course is an 18-hole, par 71, championship course winding through subtropical vegetation. It currently has 65 golf course homesites and 18 waterfront estates completed and sold, and 48 Harbor Island Townhomes on the St. Lucie River under development by an independent builder.

Although currently there is no permanent clubhouse on the property, plans are underway to build a Clubhouse. Currently, concept architectural plans (preliminary, undimensioned schematic drawings showing general room layout and elevations) have been completed. Upon approval of these plans final dimensioned and construction detailed plans will be completed by the architect. Temporary golf pro-shop and snack bar facilities are housed in a temporary modular building near the site of the permanent clubhouse. The administrative offices and real estate sales center is housed in one of the 8 condominiums already completed.

Homesites are separated into three sections: 1) Bridgeview - starting at $85,000; 2) The Fairways between $107,000 - $134,000; and 3) The River Club - featuring nature views, water views and direct waterfront. River Club sites range from $162,000 - $495,000. There currently are also eight (8), golf front condominiums priced between $195,000 - $240,000.

Preliminary plans for future development call for condominiums from $200,000, zero-lot-line homes starting at $150,000, golf villas from $200,000 and townhomes beginning at around $250,000.

To date, golf revenues have been minimal and memberships are not being actively marketed. Keeping the exclusivity of the project and its amenities has been a priority. Now that final yacht slip permits are in place for resident use, and the third party real estate construction is coming on line, marketing has commenced. To subsidize golf operations and keep the project in the public eye, corporate golf outings, hotel packages, and events such as Junior Golf tournaments are hosted at the club. In addition to resident and non-resident member play and corporate play, guest fees will be established for our to be built "VIP" suite patrons staying at Cutter Sound and for the yacht slip owners. The Company estimates that an additional $2,500,000 will be required to complete this project.

                                     6 of 28

MONTVERDE COUNTRY CLUB AND DEVELOPMENT

Montverde is a 430-acre development located approximately 20 miles west of downtown Orlando, Florida. The hilly topography of Montverde is rare in Florida. The highest point of the property is approximately 180 feet above sea level; one of the highest in Central Florida. The property offers a majestic view of Lake Apopka and Orlando's growing skyline. The recent extension of the East-West Expressway and its new interchange at the Florida Turnpike - only minutes from the property have brought this site closer to the brisk real estate development now underway in West Orlando/East Lake County. A new hospital and a regional mall have opened just minutes away.

At this time the Montverde property is raw land which was formerly the site of an orange grove. No permanent improvements have been made to the property. The site has been cleared of the citrus trees, preliminary monuments have been set for the general golf course routing, and the site is mowed on a regular basis for showing to builders and prospective development partners. Some minor grading has been completed on the golf course route. All permits and approvals were obtained on the project. Upon renewal of some permits, which have expired, the project will be ready for construction to commence. Once fully developed, the approved plan includes 460 single-family units.

The Montverde, Planned Unit Development ("PUD"), consists of several small residential cluster communities surrounding and within the golf course layout. Each cluster is designed to have its own identity, yet be complimentary to the entire project.

With consulting advice from celebrity designers, the 18-hole, par 72 golf course general layout and preliminary design is complete. Management intends to contract a top-name golf architect to add the finishing touches, as well as to incorporate his own unique design characteristics and to lend his name to the project. The unique layout of the course will feature rolling terrain with dramatic elevation changes, unusual in Central Florida and will have four (4) sets of tees to accommodate all levels of golfers. The Company estimates that an additional $8,100,000 will be required to complete this project.

NORTHSHORE COUNTRY CLUB AND DEVELOPMENT

NorthShore Country Club is a 380-acre development located in Portland, San Patricio County, Texas (8 miles from Corpus Christi, Texas). The development features approximately 60 developed, single-family residential lots currently being marketed, and approximately 150 acres of additional land surrounding the golf course - in various stages of planning and permitting. The remaining development land has preliminary plat approval for approximately 500 residential lots.

With over 250 homes already in place NorthShore has established itself as an active growing real estate development and Country Club. Nearly all of the original 296 homesites have been sold, along with several in the most recent phase.

In April 1995 development of 69 homesites was completed on Corpus Christi Bay on the 14th/15th/16th fairways. These large homesites range in size from 80' x 115', up to 2-acres in area. Typical buyers are career family move-up couples, empty nesters, or downsizing buyers. Homesites are priced from $25,000 to $281,400 and homes, built by independent builders, are priced from $140,000 to $600,000.


Approximately 170 acres with preliminary plat approval for approximately 500 additional units remain to be developed. Preliminary approvals are in place for a retiree golf villa project on 50' wide homesites, as well as a project of 63 moderate priced 70' wide homesites.

The 18-hole championship golf course, designed by Robert Von Hagge and Bruce Devlin, was completed in 1985. Four holes hug the rugged and picturesque Corpus Christi Bay shoreline. The fairways of the "links-style" course include the challenging style of mounding often associated with Von Hagge/Devlin courses, as well as extensive use of railroad ties and natural sandy waste areas.

The clubhouse complex is approximately 40,000 square feet, which includes five buildings. The complex includes a 6-court lighted tennis center and near junior Olympic size lap pool, wading pool, a snack bar, a recreation and party room, men's and women's locker rooms and a tennis pro shop. The Country Club offers

                                     7 of 28
fine dining and banquet facilities, wedding receptions and corporate functions. An exercise room, with new equipment, men's and women's whirlpools and saunas, and large locker room areas are also part of the Club. Monthly dues rates range from $100.00 for Full to $50.00 for Social. At present there are over 750 members of which over 550 are full golf members. The Company estimates that an additional $5,300,000 will be required to complete this project.

PELICAN STRAND

Pelican Strand is a new community located in Naples, Collier County, Florida. This 575-Acre Planned Unit Development is situated at the northwest quadrant of the major crossroads of I-75 and Immokalee Road near the Tamiami Trail (U.S. Hwy
41).

The developable residential land covers 158 acres, originally zoned for a maximum of 1,200 Units. The density varies from single-family homesites, to multi-family condo sites and detached villas. Product prices will range from $120,000 - $600,000. Approximately one-half of the development is under contract (approximately 500 units) with various builders and commercial retail users. The infrastructure along the main spine road, which serves the various subdivisions, is complete. Pods of land are sold to various builders who put in the infrastructure, entry feature, landscaping, and homes or retail structures in the various subdivisions.

Builders currently engaged in home, condo and villa construction at Pelican Strand include Empire Builders, The Jack Parker Corp, Millennium Communities, Keevan Homes, Beach Tree Homes, Arthur Rutenberg - ARBC, Vision Builders and Vicon Homes. Paul Hardy, Renee Tolson and David Mobley were involved in the initial development of the project and continue to hold an equity interest. Their company, Maricopa Hardy Development Group, is a real estate development firm specializing in golf course and country club communities in the Naples area.

The project's main amenity is an 18-Hole Championship golf course which opened in November 1997, with an additional nine holes scheduled for completion in the future. The Club's facilities include an "aqua" practice range, putting green, a completed 32,000 sq. ft. clubhouse featuring Pro Shop, dining room, board room, multi-media center, locker rooms, beauty salon, offices and meeting rooms. The Club complex will also provide tennis courts, full basketball court, fitness facility, and swimming pool. The golf course covers 203 acres and the country club site covers 13 acres, with the planned various residential neighborhoods surrounding the course. Included in the project are 75 acres of lakes and 96 acres of preserves.

All residents of Pelican Strand will receive a social membership to the Club, with the option of upgrading to a full golf or tennis/fitness membership. Golf memberships are available to residents as well as non-residents, with a total of 600 possible Full Golf members. Additionally, 200 Tennis memberships and 500 Sports memberships will be marketed.

The Planned Unit Development includes 30 Acres of commercial land fronting Immokalee Road. Tenants for the new integrated commercial site include Publix, Shell Oil, First Union Bank, Barnett Bank, & Fifth Third Bank, several small service businesses and the Naples Area Chamber of Commerce Visitors Center. The Planned Unit Development also allows for a 140-Unit motel/hotel site. The Company estimates that an additional $12,700,000 will be required to complete this project.

THE PINES GOLF CLUB

The Pines Golf Club is a 74 acre semi-private 18-hole championship course built in 1986, located approximately 25 minutes north of Orlando, midway between Orlando and Daytona Beach (Volusia County) in Orange City, Florida. This is a high-growth, affordable bedroom and retirement community.

The course covers 6,400 yards with a back tees rating of 71.3. The fully irrigated course meanders throughout a 310-acre manufactured home community, in some locations heavily wooded with mature trees. Affordable fees attract players from coastal and Orlando areas. Originally, the property included a 23,000

                                     8 of 28
square foot Clubhouse first constructed in 1948 as a Monastery for the monks of the Order of St. Augustine. Its Spanish architecture, with tile roof, bell tower and chapel, provided a most interesting atmosphere. However, the age and design of the building resulted in extraordinary operating and maintenance costs, and the new city codes were requiring costly improvements. Management deemed that the additional cost for capital improvements to the building was less advisable than an outright sale of the building. Terms of the sale include 99-year rights to space for golf shop operation and office administration within the building - 5-years no cost; remaining term at mutually agreed market rate. However, until the new building owner completes necessary renovations, club operations have been moved to a new temporary facility adjacent to the old one. The Club name was changed from "Monastery" to "The Pines" at the time the old "Monastery" Clubhouse was sold.

At the time of original purchase in April 1991, the selling developer had burdened the club with reduced rate guarantees to several hundred members for 5 and 10-year periods. As of August 31, 1996, all such guarantees (except for a very few members) fully expired. The effect of the guarantee was that most of the members utilized the facilities for a fee of $2 - $5 per golf round, while area market rates were at a minimum of $10 - $30 per round. With the `96-`97 member year several new membership categories were offered and traditional plan annual dues now range from $900 - $1,500 per year. Also being offered is a discounted "Pay as you Play" membership program. Currently the club has approximately 150 members.

PINEHURST PLANTATION COUNTRY CLUB & DEVELOPMENT

Pinehurst Plantation is a 535-acre development located in Moore County, North Carolina, with its entrance just 3 miles from the Pinehurst Village center. Currently, the Army Corps of Engineers ("ACE") Wetland Permit has expired. The Company has completed a new wetland delineation and submitted a new survey for the area, which has been tentatively approved by ACE. A formal approval and acquisition of the new Wetland Permit remains to be completed, which the Company believes is eminent.

Plantation's golf course was completed and opened in June 1993. The course is an Arnold Palmer, 18-hole championship design and has rapidly become a favorite course in the area. Golf Digest gave the course a rating of 4 stars in 1995. The development has sold nearly 150 homesites and is approved for 500 additional units.

Completion of the sewer, water and paving in the initial phases of the development has enhanced the appearance and viability of the real estate. Additionally the Company has brought new products online, such as, the new Birkdale Village patio home section. A revitalization/beautification program, including landscaping, a new main entrance and gatehouse to the development was completed in 1997, and proper golf turf maintenance has greatly enhanced the overall appearance and health of the golf course and community.

The "temporary" clubhouse consists of 1,000 square feet for the snack bar/grill, golf pro shop, locker rooms and office space with an adjacent temporary real estate marketing facility of approximately 1,200 square feet providing additional office and storage space. Plans are underway for a new clubhouse complex, which may include guest cottages and full amenities.

Plantation's development plan includes a Guest Home product to be developed around the to-be-built Club House and swim and tennis facility. Research has confirmed that there is an unsatisfied market demand for an upscale member club cottage development - emanating from two distinct markets: 1) the second, or vacation, home market among Plantation's existing membership; and 2) new corporate member and business user guests.

Many of Plantation's existing and prospective members do not live in the immediate area. Indications are that they would be likely to purchase housing (or rent) units which could be "owner occupied" part of the year and placed in a rental pool other times. The second distinct Club Cottage market is that of the

                                     9 of 28
corporate member user desiring housing and lodging for business retreats. According to the Pinehurst Area Convention and Visitor Bureau ("PACVB") the area is not currently able to provide housing for approximately 10,000 requested room-nights of this type. The PACVB indicates that these business groups wish to schedule business meetings of up to one week for from 4 to 24 employees or business associates in a private, exclusive golf course setting. Inquiries come mainly from the nearby metropolitan areas of Charlotte, Raleigh, Greensboro, and Washington D.C. Plantation may develop, sell, and manage a product for these markets.

The current site design concept will allow a number of corporate cottages buffered from any single-family residential area. Current concept plans for these cottages may have up to four "lock-out" suites, which can be individually opened, if desired, to a common gathering parlor (with a full kitchen, sit-down dining area, and living room). The Company estimates that an additional $7,500,000 will be required to complete this project.

RED HAWK(TM)

Red Hawk is a master-planned residential golfing and recreational community, located in the southeast Quadrant of Washington City, Utah. When completed, Red Hawk will include approximately 945 building lots, a 27 hole golf course, tennis courts, swimming pools, and other recreational amenities. Phase I is designed to include the first 18 holes on the golf course, five corporate villa lots, seven cottage lots, and one hundred-two estate lots. The remaining 9 holes on the golf course, the clubhouse and amenities, and bulk of the residential and commercial land developments are planned for subsequent phases. Subsequent phases have not yet been started, except in the overall project design and surveys.

In 1996, Washington City completed construction of a storage tank for culinary (drinking) water in close proximity to Red Hawk, together with a water pumping station and delivery lines which run through Red Hawk, thus assuring Red Hawk will have an adequate supply of culinary water available. (The Company paid for part of this water line.) In addition, there are ten (10) separate wells on the Red Hawk property, and these wells will not only provide the lakes included in the design of the project, but could also be developed into sources of culinary and irrigation water.

Significant cost and effort have been expended in gaining initial government approvals and permits. The final plat for Red Hawk will be recorded upon installation of all Phase II improvements and/or bonding for the same. The Company believes that no other permits or authorizations are required until after filing of the final plat for Phase I, at which time building permits for homes at the project can be obtained form Washington City.

Since 1992, the Company has expended a total of $2,972,985 on planning, development and construction of Red Hawk, most of which was spent on the construction of Phase I. This amount was funded in part by equity capital provided by the Company's shareholders, but mostly was debt financed through third-party borrowings. During 1996, the Company was optimistic the Phase I could be finished before year-end and that sales of residential lots could begin in earnest in early 1997. Indeed, substantially all of the first 18 holes have been roughed in, most of the lakes have been dug out, and the sewer utilities have been installed in the roughed in residential portion of Phase I. However, increasing costs and lack of capital caused the Company to halt construction in early 1997 before Phase I could be substantially completed. The Company was unable to borrow further funds for the project, and was not able to raise any significant new equity capital. There is a risk that the current cessation of work on the project, if continuing, my result in the need to redo some or all existing local and governmental approvals obtained to date.

The Company estimates that approximately 40% of the needed work on Phase I have been accomplished to date. The Company also estimates that approximately $6,400,000 of additional investment capital and a solid nine months of construction activity will bring Phase I of Red Hawk(TM) to a point where golf can take place on the course and fully developed Phase I residential lots can be sold for home construction. If the Company were to undertake the construction of

                                    10 of 28

"spec" homes, or otherwise reserve to itself the development of the residential units at the project, the capital required for Phase I would be substantially higher than the $6,400,000 estimate, and it could take two to three years or more to fully build out the residential lots in Phase I.

The Company estimates that it could take up to ten years to fully develop all phases of Red Hawk, and that as much as $60,000,000 of additional investment capital will be needed to reach the full development stage, again depending on whether the Company involves itself in the construction of residential properties or simply sells developed lots.

WEDGEFIELD GOLF AND COUNTRY CLUB

Wedgefield Golf & Country Club, a semi-private, 18-hole championship course (6,500 yards), originally purchased by the Company in 1989, is located in eastern Orange County, Florida approximately 15 minutes from the Orlando International Airport and 30 minutes from downtown Orlando.

Wedgefield is fully irrigated with an effluent fertigation system, featuring subtropical vegetation, ample water and sand hazards. The well-drained and healthy turf makes for a desirable golf course. An average of 55,000 rounds-per-year is comprised of primarily Members and East Orlando residents, but draws a significant number of players from the nearby coastal area residents as well.

The Club is within the residential development now called Wedgefield, formerly known as Rocket City and then Cape Orlando Estates. The Club currently has approximately 100 members. The 9,280 square foot clubhouse and adjacent 5,400 square foot cart facility were completed in 1990. Amenities of the clubhouse include a large, fully equipped kitchen, lounge, dining/banquet rooms, private executive dining room, locker rooms, spacious and pro shop and administrative offices. The complex additionally accommodates a large swimming pool (temporarily closed), two lighted asphalt tennis courts, bathhouse and a 5,000 square foot maintenance building.

While Central Florida has a definite seasonal influx of part-time residents and tourists, Wedgefield enjoys a steady year-round customer base. A significant number of customers are retirees. Profitable small and medium-sized golf outings are increasingly attracted to the club. Maintaining the golf course in top condition and keeping the fees and dues affordable - thereby maximizing rounds - are the keys to Wedgefield's continued success.

EXECUTIVE OFFICES

Prior to September 1997 the Company's executive offices were located at 102 West 500 South, Suite 400, Salt Lake City, Utah 84101. This office facility consisted of approximately 2,150 square feet, and the Company was paying $2,229 for the space on a month-by-month basis at the time it moved its executive offices to St. George, Utah. The Company and its then majority shareholder, ARDCO, shared this leased space based on an oral agreement pursuant to which the Company paid the rent and certain related overhead charges for both companies, while ARDCO paid the salary of some of the Company's employees, who also provided part-time services to ARDCO. Historically, the value of the rent and overhead charges paid by the Company attributable to ARDCO's use of the leased space were approximately equal to the value of the services provided by the Company's employees which were paid by ARDCO, however no exact accounting was maintained.

During September 1997 the Company moved its executive offices to a Company-owned home in the Cotton Manor development to cut costs and to bring management closer to the Company's assets and operations. The offices were located at 345 N. 2450 E., St. George, Utah 84790, a model home owned by the Company. The Company has a mortgage on the model home with a payment of $1,006.00 per month.

Concurrent with the acquisition of U S Golf, the Company moved its executive offices to 255 South Orange Avenue, Suite 1515, Orlando, Florida, 32801. This leased office space consists of approximately 2,000 square feet, for which the Company is paying $3,000 per month, with expansion to 2,600 square feet scheduled with a four (4) year lease renewal in July 1998 at which time the base monthly rent will be $4,700. The St. George office remains as a model home and area office.


                                    11 of 28

  Management believes that the Company's properties are adequately insured given their current state of development.

Item 3.  Legal Proceedings.

The Company is presently involved in the following pending or threatened material litigation:

a. For several years Pinehurst Plantation has been involved in pending litigation in the United States District Court for the of Middle District of North Carolina. It is alleged that the partnership has infringed upon the trademark of Resorts of Pinehurst, Inc. At present this litigation is pending before the Fourth Circuit Court of Appeals in Richmond, Virginia. The Company has vehemently denied any trademark infringement and is aggressively defending the case.

b. On November 21, 1995, the Complaint was filed against the Company in the Superior Court of Portland County, Georgia, under the caption Sam Benlow, Inc. n/k/a Financial Information Network, Inc. v. Golf Ventures, Inc. Civil Action #B-43620. The Complaint sought payment of $21,141 allegedly due for services rendered in an advertising campaign. The Company negotiated a settlement whereby the matter was dismissed in exchange for the issuance of 4,000 shares of the Company's common shares, which would be covered by an S-8 registration statement. To date, such shares have not been delivered and the S-8 registration statement has not been filed. The Company anticipates that this matter will be finally resolved once the Company becomes able to use Form S-8 in the near future.

c. On October 10, 1996, a criminal complaint was filed in the Southern District of New York against George Badger, then the President of ARDCO, and a "control person" of the Company. Mr. Badger was indicted on a number of charges and was arraigned in the U.S. Federal District Court for the Southern District of New York on October 9, 1996. It is the understanding of the Company that the indictment related to alleged unlawful and undisclosed compensation to securities brokers and promoters to induce them to cause customers to purchase securities issued by ARDCO and the Company. The Company has learned that Mr. Badger has pleaded guilty to counts of:
     (i) conspiracy to commit securities fraud; (ii) securities fraud; (iii) criminal contempt; and (vi) perjury.

d. On March 12, 1997, the Company received a subpoena duces tecum from the Commission to produce certain original documents and to testify in the Commission's investigation regarding Trading in Certain Over-the-Counter Securities ("NY-6375") pursuant to a formal order issued by the Commission under Section 20(a). under the Securities Act of 1933 and Section 21(a) of the Securities Exchange Act of 1934. The requested documents related to the Company's loans or other forms of financing or credit obtained or sought by the Company and all correspondence between the Company and the various funding entities. On July 25, 1997, the Company President and its Secretary received subpoenas duces tecum from the Commission, and on August 7 and 8, such officers testified before the Commission in New York.

     On August 7, 1997, the Commission issued another subpoena duces tecum, to GVIM requesting that GVIM produce all minutes and other documents relating to meetings of the Company's Board of Directors held during the period of January 1, 1993 through that date. The Company intends to continue to cooperate fully with the Commission in its investigation.

e. In early 1997, Montverde Property, Ltd. was sued to enforce a mortgage in the original principal amount of $916,824, which had matured November 5, 1996, by Thomas C. McCarty in the Circuit Court of the Fifth Judicial Circuit in and for Lake County, Florida (Case No. 97-537-CA-01). On April 11, 1997, the parties entered into a payment arrangement to make monthly payments in the amount of $15,000 while Montverde diligently pursues alternatives to payoff the mortgage. The payment arrangement was without prejudice to Montverde's asserting any claims or defenses to the mortgage enforcement.

                                    12 of 28

f. In December, 1997 the Commission filed a civil suit against the Company and two former executive officers in the United States District Court for the District of Utah (SEC v. Badger, et al). The Commission alleges that certain historical disclosure filings by the Company were erroneous, and thus violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5. The Company is talking with the Commission in an effort to resolve this litigation. The Company has not yet been required to answer the complaint.

g. In the first quarter of 1998 a lender secured by a trust deed on the Red Hawk project commenced foreclosure proceedings as a result of the Company's default on the loan. The Company reached a settlement with the lender and avoided foreclosure.

h. The Company has been told by counsel for Pelican Strand that the shareholders of Pelican Strand, other than the Company's controlling interest, desire to rescind the Company's acquisition of its interest in Pelican Strand based on alleged failure of the Company's performance under the purchase agreement. The Company has rejected these allegations based on its belief that it has satisfied all of the Company's obligations under the purchase agreement. Further, the Company has alleged that Pelican Strand failed to fulfill certain of its obligations under the acquisition agreement. While there has been no settlement reached, to date no formal complaint has been received by the Company.

i. A certain debt holder has represented to management that the Company is obligated for an amount up to approximately $1,200,000 in connection with Golf Ventures, Inc.'s original acquisition of the future golf course and residential housing site located in Utah. The Company's management believes the claim is invalid and unsupportable. To date no formal litigation or complaint has been presented to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

No items were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

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

The following table represents the range of high and low bid quotations for the calendar quarters indicated since the first quarter of 1995. Please note that these prices have all been adjusted for the 1-for-5 reverse stock split effected February 1, 1996.

          Calendar Quarters        High Bid       Low Bid
          -----------------        --------       -------

               1995
               ----
               1st Quarter           4.75           3.00
               2nd Quarter           4.50           2.50
               3rd Quarter           3.50           1.50
               4th Quarter           2.50           1.00

               1996
               ----
               1st Quarter           6.00           3.75
               2nd Quarter           7.25           2.50
               3rd Quarter           7.00           5.00
               4th Quarter           5.50           2.00

                                    13 of 28

          Calendar Quarters        High Bid       Low Bid
          -----------------        --------       -------

               1997
               ----
               1st Quarter           2.75           1.50
               2nd Quarter           2.00           1.25
               3rd Quarter           3.75           1.13
               4th Quarter           3.13           0.91

               1998
               ----
               1st Quarter           2.56           1.25

The foregoing quotations were obtained from broker-dealers and market makers that provide daily reports of the NASD Electronic Bulletin Board. The above quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

As of December 31, 1997, the Company had 9,172,737 shares of its common stock issued and outstanding, and there were 805 shareholders of record, which figures do not take into consideration those shareholders whose certificates are held in "street name" in their brokerage accounts.

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

Recent Sales of Unregistered Securities

The following are brief descriptions of sales of securities by the Company for services, property or cash to support and advance the Company's business plan during the two years ended December 31, 1997. Please note that all numbers of shares have all been adjusted for the 5 shares into 1 share reverse stock split effected February 1, 1996.

     - On January 23, 1996, the Company issued 567,400 shares of the Company's common stock to Banque SCS Alliance S.A. as payment for financial advisory and referral services provided to the Company. The shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

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

     - On June 4, 1996, the Company sold 200,000 shares of its common stock for $879,424 to investors. The shares were exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D promulgated thereunder.

     - On July 29, 1996, the Company issued 10,000 shares of its common stock to Banque SCS to repay a $17,261 indebtedness. The shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

                                    14 of 28

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

    - On August 22, 1997 the Company issued a total of 250,000 shares of its common stock, in the aggregate, to its officers and to an officer of ARDCO as a bonus for services rendered and to be rendered to the Company during the critical period of June-December 1997. Mr. Duane Marchant received 150,000 shares, Mr. Stephen Spencer received 35,000 shares, Mr. Bruce Frodsham received 30,000 shares and Mr. Karl Badger, the President of ARDCO, received 35,000 shares. (The shares of Messr. Marchant, Spencer and Frodsham are listed in the table on page 23) The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2).

    - In November 1997, the Company issued a total of 50,000 shares of common stock to two unrelated creditors in satisfaction of overdue amounts. The Company believes that these two placements qualify for the exemption under Section 4(2) of the Securities Act.

    - On November 26, 1997 the Company issued 6,672,578 shares of its Series D Convertible Preferred Stock to the shareholders of US Golf in connection with the reverse acquisition transaction discussed elsewhere in this Report. The Company relied on the exemptions of Sections 4(2) and 4(6) and Regulation S to effect this share exchange with the US Golf shareholders.

    - In December 1997 the Company issued 3,432,713 shares of Common Stock to the shareholders of Pelican Strand Development Corporation in connection with the Company's acquisition of its equity interest in Pelican Strand. The Company relied on the exemptions of Sections 4(2) and 4(6) to effect this transaction.

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

Statements made or incorporated in this report include a number of forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. In addition, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    15 of 28

RESULTS OF OPERATIONS

For the Year Ended December 31, 1997, Compared to the Year Ended December 31, 1996.

Total operating revenues for the year ended December 31, 1997 were $8,429,552 compared to $8,170,970 for the year ended December 31, 1996. The following table compares the changes in the Company's revenues identified by the various golf course operations and development activities:

                                         1997           1996        1997/1996      % Change
                                         ----           ----        ---------      --------
Lot Sales                            $2,512,590      $2,296,707      $215,883        9.4%
Dues and Fees                         2,335,593       2,586,233      (250,640)      (9.7%)
Golf Cart Rentals                     2,195,107       1,890,024       305,083       16.1%
Food, Beverage & Pro Shop Sales       1,235,083       1,379,745      (144,662)      10.5%
Other                                   151,179          18,261       132,918        --
Total Operating Revenues             $8,429,552      $8,170,970      $258,584        3.2%

Lot sales increased by approximately $1,587,000 at the Company's Cutter Sound development project in the year ended December 31,1997 as compared to the year ended December 31, 1996. This increase was the result of three (3) of Cutter Sound's exclusive waterfront homesites with yacht slips being sold to one of the Company's "Bridgeview Terrace" residents. In the same period, lot sales decreased by approximately ($680,000) and approximately ($676,000) at the Company's Pinehurst Plantation and Northshore Development projects, respectively, during the same comparative periods. The reduction in lot sales at Pinehurst Plantation was primarily due to a lack of new available inventory, reduced marketing expenditures, and the absence of a clubhouse facility. The reduction in lot sales at Northshore Development was primarily due to the absence of an on-site sales office and a strained relationship with Remax Metro Properties. In July 1997 a new relationship was formed with Coldwell Banker - Myers Gallagher.

Club dues, initiation and other fees declined by approximately ($219,000) at Pinehurst Plantation and by approximately ($68,000) at Northshore for the year ended December 31, 1997 compared to the year ended December 31, 1996. The decrease in dues and initiation fees at Pinehurst Plantation is related to the reduction in lot sales (Ongoing fees and dues remained stable, but initiation fees from new club memberships declined.). Dues revenues at Pinehurst Plantation actually increased during the year, however, the initiation fees, which are included in the lot purchase price declined in direct proportion to the decline in lot sales. In September 1997 the Company initiated a program at Northshore to focus on increasing membership through a lower monthly dues structure. The Company experienced an increase in dues and initiation fees at Wedgefield of approximately $42,000 caused by an increase in the golf fees pricing structure.

The increase in total golf cart rentals of approximately $305,000 for the twelve month ending December 31, 1997 compared to the twelve months ending December 31, 1996 was the result of increased membership activity at the Company's golf club properties at The Pines, Cutter Sound and Northshore. These increased membership activities can be attributed to increased marketing activities, as well as improved turf and product conditions and overall customer service improvements in golf operations as a result of staff changes at the Cutter Sound facility.

The decline in total food, beverage and pro shop sales for the 12 months ended December 31, 1997 compared to December 31, 1996 is primarily the result of a reduction in these sales at The Pines due to the disruption caused by the sale of the building and the relocation of the pro shop and business office. The Company believes this decline is temporary and expects to return to historical sales level at the Pines.

                                    16 of 28

Cost of merchandise and lots sold was $2,289,247 for the year ended 1997 as compared to $1,816,100 for the year ended 1996. Of this $473,147 increase in cost, approximately $31,000 was for merchandise sold with the balance of approximately $442,000 resulting from increased sales of lots discussed above.

Although, lot sales were higher, the company's total gross margin for lot sales declined by approximately $266,000 during the year ended December 31, 1997 compared to the year ended December 31, 1996. The decline in total lot sales margins resulted from an increase in lot sales at Cutter Sound, where the cost of developed land is relatively high. For the comparative periods the Company's gross profit margins at Cutter Sound were approximately 40% of lot revenues versus approximately 60% gross profit margins realized at Pinehurst Plantation and Northshore.

General and Administrative expenses were $11,695,245 for the year ended December 31, 1997 compared to $9,542,050 for the year ended December 31, 1996.l This increase of $2,153,195 includes a one time charge in 1997 of $1,846,633 for goodwill impairment (see Note 4 of "Notes to Consolidated Financial Statements").

Interest expense was $7,613,258 for the year ended December 31, 1997 compared to $4,182,476 for the year ended December 31, 1996. Included in this increase of $3,430,782 was $3,018,573 for a one-time acceleration of amortization of deferred loan costs plus $469,029 of higher interest expense for the difference between the conversion prices in the convertible notes payable and the fair market value of the company's Common stock, (see note 7 to "Notes the Consolidate Financial Statement").

The cumulative effect of these results, reported above, is reflected in the increased net loss of ($5,244,515) in the year ended December 31, 1997 compared to the year ended December 31, 1996. After adjusting the net loss of ($13,039,692) for the year ended December 31, 1997 for one time non-cash write-offs of deferred loan costs and impairment of goodwill totaling $4,865,206 the Company still experienced a loss of ($8,174,486). This loss is the result of the Company's high debt interest cost of $4,594,685 coupled with total general and administrative operating overhead of $9,848,612. In order to sustain these costs levels the Company will be required to increase its level of annual revenues by approximately $11,500,000 at current operating margins. The Company believes that this level of revenues is attainable with its further development plans. The Company is in the real estate development business. Costs of acquiring and developing property accumulate during the development process, and debt incurred to pay for these costs generates interest expense. In the early stages of a property development company's business plan, revenues are generally not sufficient to cover these expenses, thus operating losses occur. To date the Company has sold approximately 18% of the total units it can develop, with an additional 10% of its total units currently available for sale, leaving the balance of approximately 72% yet to be developed and sold. The key to the Company achieving profitable operations is the availability of sufficient debt and/or equity funding to move its properties from development stage to a sustained revenue producing stage. Historically, other than at Cotton Acres and Cotton Manor, the Company has not been able to attract and manage sufficient funding to achieve the timely development of its properties. US Golf has also acquired more development properties than it has had the ability to timely develop into revenue producing properties, largely as a result of opportunities that could not be ignored or postponed. The decision of the Company to cease acquisitions of new properties for the time being and to focus on completing the development work now on the drawing board is a step toward achieving the Company's goal of reaching overall profitable operations in the near term. The Company is also closely examining all of its current development projects to determine if one or more existing projects might better serve the Company as a property sale in the near term as opposed to continuing development efforts.

Loss per common share of ($6.76) for the year ended December 31, 1997 compared to ($6.13) for the year ended December 31, 1996 is a result of the Company's net loss in 1997 of $13,039,692 compared to a net loss in 1996 of $7,795,177 and the

                                    17 of 28
increase in the number of weighted average of common shares outstanding for the comparative periods. Although there was an increase in the number of common shares outstanding at December 31, 1997 (9,172,737 shares) compared to the number of shares outstanding at December 31 1996 (1,270,968 shares) the weighted average shares for the twelve month period ended December 31, 1997 only increased by 658,481 shares. The full impact of these total shares outstanding at December 31, 1997 will be given full effect in the weighted average shares starting in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Change in Control

Until November 26, 1997, the Company was majority-owned by ARDCO. In this connection, ARDCO provided investment capital to the Company, both directly and through referrals of investors and lenders to the Company. Banque SCS Alliance SA and Miltex Industries are examples of investors and lenders referred to the Company by ARDCO (See the table of long tern indebtedness of the Company at December 31, 1997 below).

During the time of its former majority shareholder control over the Company, ARDCO caused cash to be moved between the Company and ARDCO on an informal basis as each company had cash needs. The policy imposed on the Company during this time period was to account for distributions to ARDCO as return of capital transactions, and not to provide equivalent distributions to other shareholders. A total of approximately $800,000 in cash was distributed to ARDCO, during 1995, 1996 and 1997. These distributions deprived the Company of cash that would otherwise be available for debt service on its properties and the development of the same.

ARDCO has made a claim for compensation from the Company for services rendered and support given in nurturing the Company in its early years and in connection with the introduction of US Golf to the Company. The claim is for the issuance of 715,000 shares of GVIM common stock or approximately $1,200,000. Arm's length negotiations through counsel ensued and have continued since August 1997 in an effort to explore and resolve this claim without litigation, and in an effort to create a complete legal and practical separation from ARDCO. Prior reports on this matter which have characterized the ARDCO claim to be for past advances or reimbursements were apparently in error and did not accurately convey the tenor of ARDCO's claim as it is now being advanced. At one time the Company believed that it had reached an agreement with ARDCO on this issue, and reported the pending issuance of shares of common stock to ARDCO in filings with the Commission. Subsequent to those filings, problems and issues arose causing the parties to once again begin discussions through legal counsel as to the propriety and amount of compensation due ARDCO.

In August 1997 a definitive agreement was signed between the Company and US Golf to give the shareholders of US Golf voting control of the Company. With the closing of the US Golf reverse acquisition transaction on November 26, 1997, voting and financial control of the Company passed from ARDCO and its affiliates to the shareholders of US Golf. ARDCO and its affiliates have had no control over the business or affairs of the Company in a legal or practical sense since that time, although ARDCO continues to be a shareholder of the Company.

The Company has unused net operating losses for income tax purposes, expiring in various amounts from 2007 through 2012, of approximately $6,004,000 that are available at December 31, 1997 for carryforward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of these losses may be limited due to changes in ownership.

The Company's Debt Liabilities

The following table shows the long term indebtedness of the Company at December 31, 1997, the amounts due at December 31, 1997 for each item of indebtedness, an indication of currency or default as to each item of indebtedness, and the collateral of each item of (see Note 5, "Notes Payable" and Note 6, "Notes Payable to Related Parties" of the Notes to the Consolidated Financial Statements of the Company):

                                    18 of 28


                            Amount of                Status at            Property Used
Lender                     Indebtedness              12/31/1997           as Collateral
------                     ------------              ----------           -------------
Adorno, N.V.*              $   848,167                Current             Unsecured
  "      "                   2,295,000                Delinquent          Unsecured
Property Alliance, Inc.        646,502                Delinquent          Cotton Manor/Cotton Acres
Autohaus/Augsburg*           1,072,000                Current             Unsecured
Boyd/Davis*                    523,502                Delinquent          Montverde
Davis*                         250,000                Current             Unsecured
DeSmet, Esther                  83,810                Current             Unsecured
DeSmet, Edmund                  27,255                Current             Unsecured
Duren, Elsie*                  200,000                Current             Unsecured
Duren, Wolfgang*               360,783                Current             Unsecured
First National Bank          1,028,538                Current             Wedgefield
Flachsmann, Hermann*         2,575,411                Current             Unsecured
    "         "                872,660                Current             The Pines
    "         "                569,202                Current             Northshore
Fleet Mortgage.                116,404                Delinquent          Cotton Manor/Cotton Acres
Foss Lewis, Inc.                80,575                Delinquent          Red Hawk
Hepp                            30,000                Current             Unsecured
International Bank              40,000                Current             Secured by an individual lot
Jasar International            800,000                Current             Unsecured
Johnson, Donna                 201,890                Delinquent          Cotton Manor/Cotton Acres
Kiemens*                        14,920                Current             Unsecured
Knutson Mortgage                99,450                Delinquent          Cotton Manor/Cotton Acres
Kummer/Augsburg*               500,000                Current             Unsecured
Ludwig*                         55,900                Current             Unsecured
Massman*                       235,357                Current             Unsecured
McCarty, John Jr.              916,824                Delinquent          Montverde
Menne*                         400,000                Current             Unsecured
Miltex Industries*           3,649,630                Delinquent          Red Hawk
Minneola Harbor Hills*       1,470,000                Current             Unsecured
MKR*                         1,127,353                Current             Cutter Sound
Musselmann                      50,000                Current             Unsecured
Palisades Golf Partners*       400,000                Current             Unsecured
Rimbach, Thomas*             2,986,627                Current             Pinehurst
   "       "                 1,000,000                Delinquent          Wedgefield
   "       "                    27,504                Current             Unsecured
Schwanzer                       29,479                Current             Unsecured
Smith, Claude                1,200,000                Delinquent          Unsecured
Spector Mortgage             5,193,590                Current             Cutter Sound
Stucki Family Trust          2,206,609                Current             Red Hawk
Transworld.                     90,839                Delinquent          Red Hawk
United Carolina Bank         3,970,591                Delinquent          Pinehurst Plantation
Volksbank                    1,000,000                Delinquent          Unsecured
Watson Family Trust            355,890                Delinquent          Red Hawk
Wiedemann*                     750,000                Current             Unsecured
Wilko,Meinhold                 100,000                Current             Unsecured
Various lenders* and
 capital leases                101,138                Current             Unsecured
                               -------
TOTAL.                    $ 40,553,400
                          ============

* A shareholder or other related party to the Company.

                                    19 of 28

The Company has historically satisfied its cash needs through the sale of real estate, private placements of securities and secured borrowings. During 1997, the Company sold approximately $2,513,000 of real estate, or approximately 10% higher than 1996.

A summary of the Company's borrowing activities during 1997 follows:

     Total notes payable at December 31, 1996               $42,195,941
     Total borrowings during 1997                             3,041,244
     Total repayment's during 1997                           (2,004,594)
     Total notes converted to equity                        (10,220,431)
     Total notes assumed as a result of acquisition
       transactions  during 1997:
          Golf Ventures reverse acquisition                   7,436,240
          Pelican Strand acquisition in December, 1997          105,000
                                                            -----------
          Total notes payable at December 31, 1997          $40,553,400
                                                            ===========

The Company will be obligated to pay over $29 million in notes during 1998 of which $16 million were delinquent at December 31, 1997, as shown in the table above. The Company's working capital at December 31, 1997 plus limited revenue from real estate sales and golf course operations will not be sufficient to pay these notes as and when due. Management recognizes that the Company must generate additional financial resources or consider disposing of assets to enable it to continue operations. Management's plans include new loan facilities, and alliances or other partnering agreements with entities interested in and having the resources to support the Company's plans, or other business transactions, which would generate sufficient resources to assure continuation of the Company's operations.

On March 27, 1998, the Company entered into a term letter with a lender to restructure its existing debt by providing up to $83 million of first priority mortgage financing. The term letter is subject to the lender's satisfactory completion of due diligence procedures and is subject to certain conditions, as defined. The terms and conditions of the proposed financing include, among others, that the lender will be given an equity ownership ranging from 20% to 40% of the equity in the Company. The Company believes the proceeds from this mortgage financing facility, if obtained, will be adequate to bring current and restructure all existing debt, and to fund the Company's on-going operations and move development plans forward. While it is uncertain if the proposed financing will be completed, management currently knows of no reason that the debt-refinancing plan will not be accomplished by the projected June 1, 1998 closing date.

Going Concern

The financial statements of the Company for the year ended December 31, 1997 includes an explanatory paragraph as to an uncurtainty with respect to the Company's ability to continue as a going concern. This is based on the historical losses of the Company and its default under certain debt liabilities as discussed above (see Note 13, "Going Concern Consideration" of the Notes to Consolidated Financial Statements of the Company).

YEAR 2000 SOFTWARE ISSUE.

The Company uses a number of computer software programs and operating systems in its operations, including applications used in sales and marketing, billing, point of sales data collection, and other administrative functions. The Company believes that the manufacturers of the software applications it uses most frequently, including its systems software and its word-processing and spreadsheet software, are in the process of preparing or have already completed Year 2000 remediations for their products. There can be no assurance, however, that such remediation efforts have been or will be successful. In addition, the Company communicates electronically with a number of its banks, customers and suppliers with respect to a variety of functions, including cash management, ordering, billing and payroll. Any failure of the software of the Company's suppliers or customers to address the Year 2000 issue could impair the Company's ability to perform such functions. The Company is analyzing the potential impact

                                    20 of 28
of the Year 2000 issue on the Company's software and on the Company's interactions with its suppliers and customers and expects to make appropriate responses to address any issue identified by the end of 1998. Given the information known at this time about the Company's systems, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have any material adverse effect on the Company's business, financial condition or results of operations. However, the Company is still in the preliminary stages of analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software, or potential systems interruptions, would not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 7. Financial Statements.

The Following financial statements and documents are filed herewith on the immediately following pages listed below, as part of Part II, Item 7 of this report.


     Document                                                            Page
     Financial Statements and Accounts Report:

          Report of Independent Certified Public Accountants             F-1

          Consolidated Financial Statements:

           Consolidated Balance Sheet as of
            December 31, 1997                                            F-2-3

           Consolidated Statements of Operations for the Years
            Ended December 31, 1997 and 1996                             F-4

           Consolidated Statements of Stockholders' Equity
            for the Years Ended December 31, 1997 and 1996               F-5-6

           Consolidated Statements of Cash Flows for the Years
             Ended December 31, 1997 and 1996                            F-7

           Summary  of Significant   Accounting   policies               F-8-11

           Notes to Consolidated Financial Statements
             Notes 1 through 13                                          F-12-30


                                    21 of 28

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Golf Ventures, Inc.


We have audited the accompanying consolidated balance sheet of Golf Ventures, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golf Ventures, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 13 to the financial statements, Golf Ventures, Inc. has suffered recurring losses from operations, is currently in default under substantially all of its debt agreements and is experiencing liquidity problems at December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         Certified Public Accountants

Orlando, Florida
April 10, 1998


                               Golf Ventures, Inc.

                           Consolidated Balance Sheet




December 31,                                                                                                 1997
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                      $          379,050
Accounts receivable:
  Trade                                                                                                   252,946
  Related parties (Note 2)                                                                              1,294,134
  Other                                                                                                   127,788
Inventories                                                                                               126,976
Prepaid expenses and other                                                                                183,540
Investment in and advances to a related party company (Notes 1 and 2)                                   3,464,323
Property and equipment, at cost,
  net of accumulated depreciation (Notes 3,5 and 6)                                                     8,100,939
Land and development costs (Notes 5 and 6)                                                             45,813,932
Goodwill, net of accumulated amortization of $765,420 (Note 4)                                         10,173,978
-------------------------------------------------------------------------------------------------------------------








         Total assets                                                                          $       69,917,606
-------------------------------------------------------------------------------------------------------------------
 See accompanying summary of significant accounting policies and notes to consolidated financial statements.



                               Golf Ventures, Inc.

                           Consolidated Balance Sheet



December 31,                                                                                                 1997
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable:
    Trade                                                                                      $        4,187,304
    Related parties (Note 2)                                                                            2,660,650
  Accrued expenses                                                                                        988,164
  Accrued interest payable:
    Related parties                                                                                     3,398,099
    Other                                                                                               3,159,172
  Loan costs payable                                                                                    2,510,658
  Notes payable (Note 5)                                                                               17,464,385
  Related party notes payable (Note 6)                                                                 23,089,015
  Convertible notes payable (Note 7)                                                                    1,529,665
-------------------------------------------------------------------------------------------------------------------



         Total liabilities                                                                             58,987,112
-------------------------------------------------------------------------------------------------------------------



Commitments and contingencies (Note 8)


Stockholders's Equity (Note 10)
  Preferred stock - Class A cumulative convertible, $.001 par value,
    shares authorized 350,000; issued 29,084                                                                   29
  Preferred stock - Class B cumulative convertible, $.001 par value,
    shares authorized 350,000; issued 28,340                                                                   28
  Preferred stock - Class C cumulative convertible, $.001 par value,
    shares authorized 136,039; none issued                                                                      -
  Preferred stock - Class D convertible, $.01 par value,
    shares authorized 8,000,000; 6,672,578 issued                                                          66,726
  Common stock, $.001 par - shares authorized 25,000,000;
      issued 9,172,737                                                                                      9,173
  Additional paid-in capital                                                                           37,216,301
  Accumulated deficit                                                                                 (26,361,763)
-------------------------------------------------------------------------------------------------------------------



         Total Stockholders' Equity                                                                    10,930,494
-------------------------------------------------------------------------------------------------------------------



                                                                                               $       69,917,606
-------------------------------------------------------------------------------------------------------------------

 See accompanying summary of significant accounting policies and notes to consolidated financial statements.


                               Golf Ventures, Inc.

                      Consolidated Statements of Operations



Year ended December 31,                                                                1997                  1996
-------------------------------------------------------------------------------------------------------------------
Operating revenue:
  Dues and initiation fees                                                $       2,335,593        $    2,586,233
  Golf cart rentals                                                               2,195,107             1,890,024
  Food, beverage and pro shop sales                                               1,235,083             1,379,745
  Lot sales                                                                       2,512,590             2,296,707
  Other                                                                             151,179                18,261
-------------------------------------------------------------------------------------------------------------------
         Total operating revenue                                                  8,429,552             8,170,970
-------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of merchandise and lots sold                                               2,289,247             1,816,100
  General and administrative expenses                                            11,695,245             9,542,050
-------------------------------------------------------------------------------------------------------------------
         Total costs and expenses                                                13,984,492            11,358,150
-------------------------------------------------------------------------------------------------------------------
Loss from operations                                                             (5,554,940)           (3,187,180)
-------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                                                    34,645                17,796
  Interest expense                                                               (7,613,258)           (4,182,476)
  Provision for loss on property and equipment                                            -              (221,127)
  Loss on equity method investment                                                        -              (180,047)
  Other                                                                              93,861              (110,254)
-------------------------------------------------------------------------------------------------------------------
         Total other income (expense), net                                       (7,484,752)           (4,676,108)
-------------------------------------------------------------------------------------------------------------------
Loss before minority interest                                                   (13,039,692)           (7,863,288)

Minority interest in net loss of
  consolidated subsidiary (Note 4)                                                        -                68,111
-------------------------------------------------------------------------------------------------------------------
Net loss                                                                  $     (13,039,692)       $   (7,795,177)
-------------------------------------------------------------------------------------------------------------------
Loss per common share                                                     $           (6.76)       $        (6.13)
-------------------------------------------------------------------------------------------------------------------
Weighted common shares outstanding                                                1,929,449             1,270,968
-------------------------------------------------------------------------------------------------------------------
 See accompanying summary of significant accounting policies and notes to consolidated financial statements.


                               Golf Ventures, Inc.

                 Consolidated Statements of Stockholders' Equity



                                                                Common Stock         Additional
                                                                            Par         Paid-in       Accumulated
                                                            Shares        Value         Capital           Deficit
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                               1,270,968    $  12,710    $          -     $  (5,526,894)

  Contribution of capital                                        -            -          44,636                 -

  Conversion of related party notes
    payable into capital                                         -            -         500,000                 -

  Net loss                                                       -            -               -        (7,795,177)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                               1,270,968       12,710         544,636       (13,322,071)

  Conversion of notes payable and accrued
    interest to capital                                          -            -       5,333,024                 -

  Conversion of related party notes payable
    and accrued interest to capital                              -            -       7,133,327                 -

  Payment of loan costs payable through
    the issuance of capital                                      -            -       1,566,926                 -

  Recapitalization                                      (1,270,968)     (12,710)        (54,073)                -

  Issuance of shares in reverse acquisition              5,690,024        5,690      13,138,264                 -

  Issuance of common stock as payment of
    accounts payable                                        50,000           50         117,670                 -

  Issuance of common stock for acquisition               3,432,713        3,433       9,436,527                 -

  Net loss                                                       -            -               -       (13,039,692)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                               9,172,737    $   9,173    $ 37,216,301     $ (26,361,763)
-------------------------------------------------------------------------------------------------------------------

 See accompanying summary of significant accounting policies and notes to consolidated financial statements.


                               Golf Ventures, Inc.

                 Consolidated Statements of Stockholders' Equity




                                          Convertible        Convertible           Convertible
                                        Preferred Stock    Preferred Stock       Preferred Stock           Total
                                            Class A            Class B                Class D          Stockholders'
                                         Shares  Amount     Shares  Amount       Shares    Amount         Equity
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    -  $   -           -  $   -             -  $      -    $  (5,514,184)

  Contribution of capital                     -      -           -      -             -         -          44,636

  Conversion of related party notes
    payable into capital                      -      -           -      -             -         -         500,000

  Net loss                                    -      -           -      -             -         -      (7,795,177)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                    -      -           -      -             -         -     (12,764,725)

  Conversion of notes payable and accrued
    interest to capital                       -      -           -      -             -         -       5,333,024

  Conversion of related party notes payable
    and accrued interest to capital           -      -           -      -             -         -       7,133,327

  Payment of loan costs payable through
    the issuance of capital                   -      -           -      -             -         -       1,566,926

  Recapitalization                       29,084     29      28,340     28     6,672,578    66,726               -

  Issuance of shares in reverse
    acquisition                               -      -           -      -             -         -      13,143,954

  Issuance of common stock as payment of
    accounts payable                          -      -           -      -             -         -         117,720

  Issuance of common stock for
    acquisition                               -      -           -      -             -         -       9,439,960

  Net loss                                    -      -           -      -             -         -     (13,039,692)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               29,084  $  29      28,340  $  28     6,672,578  $ 66,726   $  10,930,494
-------------------------------------------------------------------------------------------------------------------

 See accompanying summary of significant accounting policies and notes to consolidated financial statements.


                               Golf Ventures, Inc.

                      Consolidated Statements of Cash Flows


Year ended December 31,                                                                      1997            1996
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                         $  (13,039,692)    $(7,795,177)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                                                        362,605         402,974
      Amortization                                                                        467,383         566,371
      Amortization of deferred loan costs                                               3,018,573               -
      Loss on equity method investment                                                          -         180,047
      Provision for loss on property and equipment                                              -         221,127
      Minority interest in net loss of consolidated subsidiary                                  -         (68,111)
      Loss on impairment of goodwill                                                    1,846,633               -
      Cash provided by (used for):
        Accounts receivable                                                            (1,081,586)        (80,991)
        Inventories                                                                        27,983          48,248
        Prepaid expenses                                                                  314,623         (49,500)
        Land and development costs                                                      1,953,866         663,290
        Accounts payable                                                                 (602,690)      1,425,004
        Accrued expenses                                                                  131,210         (30,768)
        Accrued interest payable                                                        2,962,868       2,245,637
-------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                                 (3,638,224)     (2,271,849)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                                    (399,267)       (152,660)
  Proceeds from sale of property and equipment                                            307,222               -
  Investment in equity method investment                                                        -         (56,503)
  Investment in and advances to affiliate                                               1,063,359         (32,557)
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                    971,314        (241,720)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from notes payable                                                             419,244       4,987,113
  Repayments of notes payable                                                            (645,995)     (3,302,157)
  Proceeds from related party notes payable                                             2,622,000       1,658,921
  Repayment of related party notes payable                                             (1,358,599)     (1,108,611)
  Proceeds from convertible notes payable                                               1,529,665               -
  Contributions of capital                                                                      -          44,636
  Deferred loan costs                                                                     100,976         (40,496)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               2,667,291       2,239,406
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          381        (274,163)

Cash and cash equivalents, beginning of year                                              378,669         652,832
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                             $      379,050     $   378,669
-------------------------------------------------------------------------------------------------------------------

 See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                               Golf Ventures, Inc.

                   Summary of Significant Accounting Policies



Principles of The consolidated financial statements include the accounts Consolidation of Golf Ventures, Inc. and its subsidiaries, hereinafter referred to collectively as the Company. All significant intercompany transactions and balances have been eliminated in the consolidation.

Operations         The Company owns and operates  daily fee (public) and private golf courses and develops and sells residential lots in Central and Southwest Florida, Southeast Texas and Pinehurst,
                   North Carolina. In addition, the Company owns real estate in Florida and Utah which has been partially developed as a future golf course and residential housing sites. Golf
                   Communities of America, Ltd.; U.S. Golf Pinehurst Plantation,
                   Ltd.;  Wedgefield Limited  Partnership;  FSD Golf Club, Ltd.;
                   Cutter Sound  Development,  Ltd.;  Northshore  Golf Partners,
                   Ltd.;  Northshore  Development,  Ltd.; Montverde  Properties,
                   Ltd.; and Montverde Investment Group, Ltd. are certain of the entities included in the accompanying consolidated financial statements and are limited partnerships with defined lives.
                   The partnerships are scheduled to dissolve, unless terminated sooner, at various dates beginning December 31, 2020 through December 31, 2042.

Cash and           All highly liquid cash investments with an original  maturity
Cash Equivalents   of three  months or  less  from  the  date  of  purchase  are considered cash equivalents.

Inventories        Inventories  are  stated at  the  lower of cost or market and consist primarily of golf equipment and clothing, golf course maintenance supplies, and food and beverages. Costs are determined by the first-in, first-out (FIFO) method.

Land and           Land acquired  for  development  and  development  costs  are
Development Costs  stated at the lower of cost, including  development costs, or estimated net realizable value. Land and development costs include all significant acquisition, carrying and development costs, including interest and real estate taxes until the point of substantial completion. Costs after such point are expensed as incurred.

                   Land and development costs are allocated to individual lots based on the lot's relative sales value.

                   The company monitors the valuation of its land and development costs on a continueous basis with a detailed review each year in conjunction with the completion of the following year's business plan.

                               Golf Ventures, Inc.

                   Summary of Significant Accounting Policies



Revenue            The   Company   recognizes   revenue   on   lot  sales   when
Recognition         substantially all construction is complete  and the sale has been closed. The related cost of the lots is accumulated during construction and is charged to cost of sales at the time revenue is recognized.

                   Revenue from dues, initiation fees, cart rentals, food and beverage sales and clothing is recognized at the time of sale.

Depreciation       Property and equipment  are  depreciated using  straight-line
and                and  accelerated methods over the estimated depreciable lives
Amortization       of the assets.

                   Deferred loan costs are amortized using the straight-line method over the terms of the related notes payable.

Goodwill Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on a straight-line method over ten years. The realizability of goodwill is evaluated periodically for impairment events or if changes in circumstances indicate a possible inability to recover the carrying amount. When any such impairment exists, the related assets are written down to fair value.

Income Taxes       Golf  Communities  of  America,  Ltd.;  U.S.  Golf  Pinehurst
                   Plantation,  Ltd.;  Wedgefield Limited Partnership;  FSD Golf
                   Club, Ltd.; Cutter Sound Development,  Ltd.;  Northshore Golf
                   Partners,   Ltd.;  Northshore   Development, Ltd.;  Montverde
                   Properties,  Ltd.; and Montverde  Investment  Group, Ltd. are
                   organized  as  limited  partnerships.  Accordingly,  all  tax effects of these entities'  income or loss are passed through to the partners. Golf Ventures,  Inc.; U.S. Golf Communities,
                   Inc.;  U.S.  Golf  Management,   Inc.  (formerly  "U.S.  Golf
                   Communities,  Inc."); U.S. Golf (Plantation), Inc.; U.S. Golf
                   (Wedgefield),  Inc.; U.S. Golf (FSD), Inc.; U.S. Golf (Cutter
                   Sound),   Inc.;   Northshore  U.S.  Golf,   Inc.;  U.S.  Golf
                   (Montverde),  Inc.;  U.S. Golf Leasing Co.,  Inc.;  U.S. Golf
                   Services &  Development,  Inc.;  Pelican  Strand  Development
                   Corporation and U.S. Golf Pelican Strand, Inc. are taxed as a regular C Corporations.

                   Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                               Golf Ventures, Inc.

                   Summary of Significant Accounting Policies



Net Loss           Effective  December 31, 1997,  the Company  has  adopted  the
Per Share          provisions of Statement of Financial Accounting Standards No.
                   128,  "Earnings  per Share,"  Statement  No. 128 replaces the previously  reported  primary and fully diluted  earnings per share  with basic and  diluted  earnings  per  share.  Unlike primary earnings per share,  basic earnings per share exclude any dilutive  effects of options and convertible  securities.
                   Diluted  earnings per share are  computed  similarly to fully diluted  earnings per share. The  Company's  calculation  for basic and fully diluted earnings per share is the same as the
                   Company has a loss, and the impact of potential common shares is antidilutive.  Potential common shares include  26,789,170
                   and  724,187  shares   underlying  the  preferred  stock  and
                   convertible notes payable, respectively. All loss per share amounts for all periods presented have been restated to conform to the requirements of Statement No. 128.


Fair Value of      Statement  of   Financial  Accounting   Standards   No.  107,
Financial          "Disclosures  about Fair  Value  of  Financial  Instruments,"
Instruments        requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1997.

                   The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

Use of             The preparation of financial  statements  in conformity  with
Estimates          generally  accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               Golf Ventures, Inc.

                   Summary of Significant Accounting Policies




Recent             In June 1997, the Financial Accounting Standards Board issued
Accounting         Statement  of   Financial   Accounting  Standards   No.  130,
Pronouncements     "Reporting  Comprehensive  Income"  (FAS 130),  and  No. 131,
                   "Disclosure  about  Segments  of an  Enterprise  and  Related
                   Information"  (FAS 131).  FAS 130  establishes  standards for reporting and displaying comprehensive income, its components and accumulated  balances.  FAS 131 establishes standards for the  way  that  public  companies  report  information  about
                   operating   segments  in  annual  financial   statements  and
                   requires  reporting of selected  information  about operating segments  in  interim  financial  statements  issued  to  the public.  Both FAS 130 and FAS 131 are  effective  for periods beginning  after  December 15,  1997.  The  Company  has  not
                   determined   the  impact  that  the  adoption  of  these  new
                   accounting standards will have on its future financial statements and disclosures.

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements


1. Reorganization, Reorganization of U.S. Golf Communities, Inc. U.S. Golf Recapitalization Communities, Inc. ("USGCI") is a company formed in April
   and               1996  that immediately  prior to  its  acquisition of  Golf
   Acquisitions      Ventures, Inc. ("GVI") issued its capital stock in exchange for 100% of the outstanding common stock and partnership interests in the following entities:

                     U.S. Golf Management, Inc.   U.S. Golf (Cutter Sound), Inc.
                      (formerly U.S. Golf         Northshore Golf Partners, Ltd.
                      Communities, Inc.)          Northshore Development, Ltd.
                     Golf Communities of          Northshore U.S. Golf, Inc.
                      America, Ltd.               Montverde Properties, Ltd.
                     U.S. Golf Pinehurst          U.S. Golf (Montverde), Inc.
                      Plantation, Ltd.            Montverde Investment Group,
                     U.S. Golf (Plantation),       Ltd.
                      Inc.                        U.S. Golf Leasing Co., Inc.
                     Wedgefield Limited           U.S. Golf Services &
                      Partnership                  Development, Inc.
                     U.S. Golf (Wedgefield),      FSD Golf Club, Ltd.
                      Inc.                        U.S. Golf (FSD), Inc.
                     Cutter Sound Development,
                      Ltd.

                     Since these entities were under common ownership and control, the acquisitions were accounted for in a manner similar to a pooling of interests, and their financial information is presented as if they were a single entity since inception.

                     Recapitalization and Acquisition of GVI

                     Effective November 24, 1997, GVI acquired the stock of USGCI in a reverse acquisition in which USGCI's stockholders acquired voting control of GVI. The acquisition was accomplished through an exchange of stock in which GVI exchanged 6,672,578 shares of Class D convertible preferred stock for 100% of the outstanding stock of USGCI. Upon completing the transaction, the stockholders of USGCI controlled 81% of the voting rights of the combined Company.

                     For financial reporting purposes, USGCI is deemed to be the acquiring entity. The acquisition has been reflected in the accompanying consolidated financial statements as (a) a recapitalization of USGCI (whereby the issued and outstanding stock of USGCI was converted into 29,084 shares

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements


                     of Class A cumulative convertible preferred stock, 28,340 shares of Class B cumulative convertible preferred stock and 6,672,578 shares of Class D convertible preferred stock and (b) the issuance of the securities discussed in the following paragraph by USGCI in exchange for all of the outstanding equity securities of GVI.

                     In the acquisition, USGCI is deemed to have issued 5,690,024 shares of common stock. The estimated fair value was based on the fair value of the securities of GVI which was obtained by the USGCI stockholders in the acquisition.

                     The acquisition was recorded using the purchase method of accounting. Accordingly, the consideration of $13,143,954 was allocated to the GVI net assets acquired based on estimated fair values including land and development costs of $22,136,951, other assets of $158,452, notes payable and debt of $7,442,667 and other liabilities of $1,708,782. The results of GVI's operations are included in the accompanying consolidated financial statements from the date of acquisition.

                     Acquisition of Pelican Strand Development Corporation

                     On December 4, 1997, GVI acquired 81% of the outstanding capital stock of Pelican Strand Development Corporation ("PSDC") in exchange for 3,432,713 shares of restricted common stock valued at $2.75 per share. PSDC is the 10% general partner of Pelican Strand LTD ("PSL"), a Florida limited partnership, which is developing a private golf course community in Naples, Florida. The acquisition has been accounted for using the purchase method of accounting, and the results of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $8,550,054 and has been recorded as goodwill, which is being amortized on a straight-line basis over ten years, based on the expected development period of the project.

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements


                     Pro Forma Financial Information (Unaudited)

                     The following pro forma information has been prepared assuming acquisitions of GVI and PSDC had taken place at the beginning of the respective periods. The pro forma information includes adjustments for the amortization of goodwill arising from the transactions. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                          Unaudited
                                              ----------------------------------
                     Year ended December 31,       1997                  1996
                     -----------------------------------------------------------


                     Net sales                $    8,757,742      $   8,527,488
                     Net loss                    (14,016,104)       (11,805,013)
                     Loss per common share             (1.54)             (1.29)
                     -----------------------------------------------------------

2. Related Party The Company is affiliated with various other companies Transactions through common control and stock ownership which are not
                     included  in  the   accompanying   consolidated   financial
                     statements. Material related party transactions between the Company and the affiliated companies consisted of the following:

                     Accounts Receivable Related Parties

                     Amounts due from related parties are comprised of amounts advanced to certain stockholders and to entities related by common management which are not included in the accompanying consolidated financial statements.

                     The advances are noninterest bearing with no stipulated terms for repayment.

                     Management Fees

                     U.S. Golf Management, Inc. (formerly "U.S. Golf Communities, Inc."); FSD Golf Club, Ltd.; Northshore Golf Partners, Ltd.; Northshore Development, Ltd.; Wedgefield Limited Partnership; and Pelican Strand Development Corporation have management agreements with stockholders and related party companies as follows:

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements


                           U.S. Golf Management, Inc. (formerly "U.S. Golf Communities, Inc.") entered into a management agreement with Cutter Sound Development, Ltd. and U.S. Golf Pinehurst Plantation Ltd. Management fees under these agreements were based on the greater of monthly minimums or certain percentages of gross revenues, as defined. In addition, the agreements provided for the payment of acquisition and development fees, as defined. U.S. Golf Management, Inc. (formerly "U.S. Golf Communities, Inc.") agreed to pay 95% of the fees earned as a management fee to its stockholders. Management fees earned for the years ended December 31, 1997 and 1996 were approximately $365,000 and $425,000, respectively. These agreements were terminated as of September 30, 1997.

                           FSD Golf Club, Ltd. was obligated under a 10-year management agreement effective April 25, 1991 with a company owned by a company stockholder. Annual management fees were the greater of 5% of annual gross revenues, as defined, or $60,000. The agreement was terminated as of September 30, 1997.

                           Northshore Golf Partners, Ltd. and Northshore Development, Ltd. were obligated under management agreements effective June 15, 1992 with a company owned by a company stockholder. Annual management fees under the agreements were $120,000. The agreement was terminated as of September 30, 1997.

                           Wedgefield Limited Partnership was obligated under a 10-year management agreement effective May 1, 1995 with a company owned by a company stockholder. Annual management fees were the greater of 10% of annual gross revenues, as defined, or $120,000. The agreement was terminated as of September 30, 1997.

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements


                           PSDC bills PSL a monthly management fee of $50,000 on behalf of Maricopa Hardy Development Group, Inc. ("MHDG") for the management of a golf course and residential development in Naples, Florida owned by PSL. MHDG is owned by stockholders of PSDC. The fee payments are for a five-year period ending November 2000. The management fee billings are recorded as a pass-through on PSDC's financial statements and have no effect on the statement of operations.

                     Management fees for the years ended December 31, 1997 and 1996 were approximately $278,000 and $665,000, respectively, and are included in administrative and general in the accompanying consolidated financial statements. At December 31, 1997, the amount owed under these agreements was approximately $647,000 and is included in accounts payable related parties in the accompanying consolidated financial statements.

                     Advances to Affiliates

                     PSDC has recorded advances to affiliates of $2,574,417 from PSL and other related companies as of December 31, 1997 for construction costs incurred on their behalf. The advances to affiliates are non-interest bearing and have no stipulated repayment terms.

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements



3. Property and      Property and equipment consist of the following:
   Equipment


                                               Estimated
                     December 31,             Useful Lives            1997
                     -----------------------------------------------------------

                     Land and golf courses             -            $ 3,816,452
                     Improvements of land and
                      golf courses               10 - 20 years        1,644,965
                     Buildings and improvements   5 - 40 years        2,939,202
                     Furniture                    3 - 10 years           98,784
                     Equipment                    5 - 15 years        1,226,954
                     Vehicles                          5 years           11,021
                     -----------------------------------------------------------
                                                                      9,737,378
                     Less accumulated depreciation                    1,636,439
                     -----------------------------------------------------------

                     Net property and equipment                     $ 8,100,939
                     -----------------------------------------------------------

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements


4. Purchase of       The  Company  owned approximately  60% of US Golf Pinehurst
   Minority          Plantation,  Ltd. ("Plantation")  and  approximately 60% of
   Interest          another limited  partnership,  US Golf Pinehurst  National,
   and Goodwill      Ltd. ("National"), through March 1996. The remaining 40% of both  Plantation  and  National  was owned by an  unrelated third party.  During March 1996, the Company  exchanged its
                     60%  ownership of National,  paid  $2,300,000  and issued a
                     $1,200,000  note  payable  to  acquire  the  remaining  40%
                     ownership  interest in Plantation  from the unrelated third party. The balance of the Plantation  minority  interest at the  date of the  acquisition  was  $798,447.  The  Company accounted for its  investment in National  under the equity
                     method  of   accounting.   The  balance  of  the  Company's
                     investment in National at the date of acquisition was $1,272,274. The acquisition of the remaining 40% interest was accounted for using the purchase method of accounting.
                     Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately
                     $3,974,000, which has been accounted for as goodwill and is being amortized over its estimated useful life of ten years. The operating results of Plantation are included in the Company's consolidated results of operations from the April 1994 inception of the partnership. Minority interest is recorded in the statements of operations for the 40% third-party ownership of Plantation through March 1996.

                     During the fourth quarter of 1997, the Company completed an evaluation of the economic value of the Plantation goodwill. It was determined during the evaluation that the cash flow expected to be generated from Plantation would be less than the recorded cost of the related assets and goodwill. Accordingly, the Company recorded a provision for impairment of goodwill of $1,846,633 to reduce the carrying value of the goodwill to its current fair value, which has been included in general and administrative expenses in the statement of operations.

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements


5.    Notes Payable

Notes payable consist of the following:

December 31,                                                                                                 1997
-------------------------------------------------------------------------------------------------------------------

Second mortgage note payable. This note is non-interest bearing through November
  1996 and bears interest at prime plus 2% (10.5% at December 31, 1997) interest thereafter.  Principal  and  interest  are payable  based on lot sale  release prices until maturity in September  1999.  Collateralized  by certain  Company
  land and assets.                                                                        $ 5,193,590


Prime plus 1% (9.5% at December 31, 1997)  mortgage  note payable to a bank with principal and interest payable based on lot sale release prices until maturity
  in March 1998. Collateralized by certain land of the Company.                             3,970,591


10% note payable due in monthly installments of $25,000 through May 15, 1998, at which time the  remaining  principal  and  accrued  interest  are due in full.
  Collateralized by certain land of the Company.                                            2,206,609


Prime plus  1% (9.5% at  December  31, 1997) note  payable  with  principal  and
 accrued interest currently due.                                                            1,200,000


9% mortgage note  payable to a bank with  principal  and interest due in monthly installments  of $9,447 through  maturity in October 2001.  Collateralized  by
  certain land and assets of the Company.                                                   1,028,538


7.12% unsecured note payable to an international bank with principal and accrued interest  currently due.  Personally  guaranteed by the Company  President and
  other related parties.                                                                    1,000,000


10%  mortgage  note  payable  with  principal  and  accrued  interest  past due.
  Collateralized  by certain  land of the  Company.  This note is  currently  in
  litigation (see Note 8).                                                                    916,824


10% note payable with  interest payable in shares  of the Company's common stock
  and principal due currently. Collateralized by certain land of the Company.                 646,502


8% note payable due in  annual installments  of $100,000 plus  accrued interest.
  Collateralized by certain land of the Company.                                              355,890


Various mortgage  notes payable bearing  interest ranging  from 8.13%  to 12.5%.
  Collateralized by certain land of the Company.                                              306,693


Various unsecured notes payable bearing  interest ranging from 10% to 12.5% with
  principal and accrued interest payable on demand after December 31, 1998.                   320,544


Other notes payable.                                                                          318,604
-----------------------------------------------------------------------------------------------------

                                                                                          $17,464,385
-----------------------------------------------------------------------------------------------------


Of the above notes and mortgage notes payable, $8,667,416 were past due as of December 31, 1997. The Company is currently in the process of negotiating an extension or modification of the terms of the debt.

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements




                     The aggregate amount of notes payable maturing in future years is as follows as of December 31, 1997:

                     Year ending December 31,
                     -----------------------------------------------------------

                     1998  .......................................  $ 15,607,060
                     1999  .......................................       476,932
                     2000  .......................................       214,518
                     2001  .......................................       989,214
                     2002  .......................................       176,661
                     -----------------------------------------------------------

                     Total .......................................  $ 17,464,385
                     -----------------------------------------------------------

                     Interest capitalized as land and development costs as construction period interest was $127,706 for the year ended December 31, 1996. No interest was capitalized during the year ended December 31, 1997.

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements


6.    Notes Payable to Related Parties

Notes payable to related parties consist of the following:


December 31,                                                                                                 1997
-------------------------------------------------------------------------------------------------------------------
Various  unsecured  notes  payable to  stockholders  and other  related  parties bearing interest ranging from 7.13% to 12% with principal and accrued interest
  due on demand after December 31, 1998.                                                                 $ 5,137,127


10.5% promissory note  payable with principal  and accrued  interest payable  on
  June 10, 1999. Collateralized by certain land of the Company.                                            3,649,630

Mortgage note payable with  principal  and  interest  payable  based on lot sale release prices until maturity in March 1999. Interest of 17% and 21% per annum from March 23, 1997 to March 22, 1998; and March 23, 1998 to maturity at March
  22, 1999, respectively,  is payable monthly.  Additional interest of 8% and 4%
  for March 31,  1996 to March 31,  1997 and March 23,  1997 to March 22,  1998,
  respectively,  is payable at maturity.  Collateralized  by certain land of the
  Company.                                                                                                 2,986,627


8.25% unsecured  note  payable  to  a stockholder  with  principal  and  accrued
  interest due December 31, 1998.                                                                          2,575,411


Unsecured notes payable to  stockholders bearing  interest ranging  from 10%  to
  12.5% payable annually and principal due currently.                                                      1,765,000


Various unsecured notes payable  to stockholders bearing  interest ranging  from
  1.3% to 8% with principal and accrued interest due on demand.                                            1,200,000


7.5% mortgage note payable to a stockholder  with principal and interest payable
  based  on  lot  sale  release   prices  until   maturity  in  November   1998.
  Collateralized  by certain  land and assets of the  Company.  The  Company has guaranteed  an interest  rate equal to a rate based on the euro dollar  market
  rate plus 5%.                                                                                            1,127,353


Prime (8.5% at  December  31, 1997)  note  payable  with  interest  payable  and principal due  currently.  Collateralized  by  certain  land and assets of the
  Company.                                                                                                 1,000,000


8.68% mortgage note payable to a stockholder with principal and accrued interest due  December  31,  1998.  Collateralized  by  certain  land and assets of the
  Company.                                                                                                   872,660


Note payable issued in  connection with the PSDC  acquisition  (see Note 8).  The
  note is collateralized by the Company's investment in PSDC (see Note 1).                                  800,000


8.25% mortgage note payable to a stockholder with principal and accrued interest due anytime  after  December 31, 1998.  Collateralized  by certain land of the
  Company.                                                                                                   569,202


10%  mortgage  note  payable  to a trust  owned  by  certain  stockholders  with principal and accrued interest past due. Collateralized by certain land of the
  Company.                                                                                                   523,503


Note payable issued in connection with PSDC acquisition (see Note 8). The note is
  personally guaranteed by the Company President.                                                            500,000


4% unsecured note  payable to related  party. Principal and accrued interest due
  November 1998.                                                                                             250,000


Other related party notes payable.                                                                           132,502
--------------------------------------------------------------------------------------------------------------------


                                                                                                        $ 23,089,015
--------------------------------------------------------------------------------------------------------------------


Of the above related party notes payable, $7,468,132 were past due as of December 31, 1997. The Company is currently in the process of negotiating an extension or modification of the terms of the debt.

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements


                     The  aggregate   amount  of  related  party  notes  payable
                     maturing in future years is as follows as of December 31, 1997:

                     Year ending December 31,
                     -----------------------------------------------------------

                     1998                                           $ 13,529,598
                     1999                                              9,559,417
                     -----------------------------------------------------------

                     Total                                          $ 23,089,015
                     -----------------------------------------------------------


                     Interest expense on notes payable to related parties was $4,980,314 and $1,085,246 for the years ended December 31, 1997 and 1996, respectively.

7. Convertible       During  1997,  the Company  issued a total of  1,529,665 of
   Notes Payable     convertible  notes payable. The notes bear interest ranging from  9% to  11%  per  annum  with  principal  and  accrued
                     interest   due  on  demand.   Upon  the   issuance  of  the
                     convertible notes payable, the holders had the right to convert the notes payable into Company common stock at $2.00 to $2.40 per share or 80% of the average market value of the Company's common stock for ten days prior to the GVI acquisition (see Note 1). Accordingly, $469,029 of interest expense has been recorded for the year ended December 31, 1997 for the difference between the conversion prices of the convertible notes payable and the fair market value of the Company's common stock at the time of issuance or the acquisition, whichever was lower.

                     Subsequent to December 31, 1997, the conversion rates for a majority of the convertible notes payable were reduced to 70% of the market value of the Company's common stock.

8. Commitments       Leases
   and
   Contingencies     The  Company  conducts  certain   operations  from   leased
                     facilities including office space in Orlando,  Florida. The
                     Company also leases certain office, maintenance and golf course equipment. These leases are classified as operating leases and expire on various dates from 1998 through 2000.
                     Certain leases provide for renewal options and payment of occupancy costs and taxes.

                              Golf Ventures, Inc.

                   Notes to Consoldiated Financial Statements


                     As of December 31, 1997, future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                     -----------------------------------------------------------
                     1998                                              $ 251,879
                     1999                                                192,709
                     2000                                                 99,690
                     -----------------------------------------------------------
                     Total minimum lease payments                      $ 544,278
                     -----------------------------------------------------------

                     Rental expense under all operating leases was approximately $476,798 and $503,616 for the years ended December 31, 1997 and 1996, respectively.

                     Employment Agreements

                     The Company has entered into two employment agreements with key executives for a three-year period ending in November 2000. The agreements provide for aggregate annual base compensation of $350,000. The agreements also provide the executives an aggregate of 510,000 options to purchase Company common stock at 110% of the average market value of the Company's common stock for ten days prior to the GVI acquisition (see Note 1) which equals $2.76 per share. The options are exercisable over a two-year vesting period and are issued pending the approval of the Company's long-term equity based incentive plan by the Company's board of directors. Upon the approval of the long-term equity based incentive plan by the board of directors, the options will be considered granted.

                     Litigation

                     As discussed in Note 1, the Company completed an acquisition of Golf Ventures, Inc. On December 8, 1997, the U.S. Securities and Exchange Commission filed a complaint against Golf Ventures, Inc. and certain of its former officers and directors. The SEC has alleged violations of certain sections of the Securities and Exchange Act of 1934 and various rules in connection with the purchase and sale of Golf Ventures, Inc. securities and reporting and disclosure requirements. At this time, management is unable to predict the outcome of the investigation. However, the Company believes that since such acts occurred under prior management, the ultimate impact on the Company will not have a significant impact on future operations.

                     U.S. Golf Pinehurst Plantation, Ltd. is a defendant in a lawsuit alleging trademark infringement arising out of the use of the term "Pinehurst Plantation" in connection with its golf course operations and residential lot development. The claim for monetary damages is over $1,000,000. While any litigation or investigation has an element of uncertainty, in the opinion of management and legal counsel, there is no reasonable probability at present of any substantial liabilities arising out of this matter.

                     The former parent company of Golf Ventures, Inc., American Resources and Development Corporation, has made a claim against the Company for 715,000 shares of the Company's common stock, or approximately $1,200,000. The Company believes that the claim is without merit, is unsupportable and will not have a significant impact on future operations.

                     On December 4, 1997, the Company entered into a stock purchase agreement (the "agreement") with Maricopa Hardy Development Group, Inc. ("Maricopa") for the purchase of 81% of the outstanding capital stock of Pelican Strand Development Corporation (see Note 1). Subsequent to December 4, 1997, Maricopa claimed that the Company breached certain terms of the agreement and requested that the Company rescind the agreement. The Company believes that the terms of the agreement have been met and has refused to rescind the agreement. The parties are continuing to negotiate a resolution to this dispute, and no lawsuit has been filed against the Company. In the opinion of management and legal counsel, there is no reasonable probability at present of the rescission of the agreement.

                     Montverde Properties LTD is a defendant in a lawsuit for the enforecement of a $916,824 mortgage note payable which is in default (see Note 5). The Company has entered into a payment arrangement with the mortgage holder for monthly payments of $15,000 until the mortgage can be refinanced. The mortgage holder has obtained a writ of possession allowing for regular access to and inspection of the collateral land.

                     The Company is involved in various other lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or any threatened lawsuits and litigation matters will have a material adverse effect on the Company's financial position or results of operations.

                     Loan Costs

                     In connection with the issuance of several notes payable described in Notes 5, 6 and 7, the Company has agreed to pay loan costs in the form of cash, the transfer of title of specified lots of the Company's residential developments or the issuance of common stock in future periods. The following is a summary of the loan cost obligations outstanding as of December 31, 1997:

                     Description
                     -----------------------------------------------------------

                     Cash commitments                                $ 1,241,000
                     Residential development lots                        369,658
                     Equity or PSDC investment commitment                900,000
                     -----------------------------------------------------------

                                                                     $ 2,510,658
                     -----------------------------------------------------------

                              Golf Ventures, Inc.

                   Notes to Consoldiated Financial Statements

                     The Company has valued the residential development lot commitment based on the recorded cost of the specified lots on the Company's balance sheet at the date of the commitment.

                     In December 1997, the Company issued notes payable of $800,000 and $500,000 which were originally payable on or before February 1, 1998 and January 18,1998, respectively. As an incentive for entering into the note payable arrangements and in lieu of interest, the Company agreed to issue to the lenders, at their option, one of the following in the aggregate: 1) $1,800,000 of the Company's Class A cumulative convertible preferred stock, 2) 480,000 shares of the Company's common stock, or 3) 7.5% of the Company's 81% investment in PSDC (see Note 1) valued at $1,800,000. The Company has accounted for the note payable incentives as additional interest expense amortized over the original life of the loans, which were approximately two months in duration. Accordingly, additional interest expense of $900,000 has been recorded as interest expense in the December 31, 1997 statement of operations and an accrued loan cost payable as of December 31, 1997. An additional $900,000 of interest expense, representing the remainder of the commitment, has been recorded in January of 1998. Subsequent to December 31, 1997, the maturity date of the $800,000 note payable was extended to May 1, 1998.

                     During 1997, the Company paid $1,566,926 and $244,000 of loan costs payable through the issuance of capital and the transfer of a residential lot in one of the Company's developments, respectively.

                     Loan Guaranty

                     The Company has agreed to guarantee the payment of an $11,800,000 bank loan of Pelican Strand Ltd. The loan is secured by a first mortgage on property owned by Pelican Strand Ltd. The loan bears interest at prime plus 1%, with interest only payable monthly until July 24, 1999 at which time principal plus unpaid interest is due.

                     Construction Contracts

                     Pelican Strand Development Corporation has entered into various contracts on behalf of Pelican Strand LTD for the construction of buildings and the residential infrastructure of their Naples, Florida development. The contracts estimate a total of approximately $9,566,000 of construction cost commitments, of which $2,693,000 relates to a contract with an affiliated company.

                     Contingent Liability

                     A certain debt holder has represented to management that the Company is obligated for an amount up to approximately $1,200,000 in connection with Golf Ventures, Inc.'s original acquisition of the future golf course and residential housing site located in Utah. The Company's management believes the claim is invalid and unsupportable, therefore, no provision has been recorded for such contingency.

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements


9. Income Taxes      Unused  net  operating  losses  for  income  tax  purposes, expiring in various  amounts  from 2007  through  2012,  of approximately $6,004,000 are available at December 31, 1997 for  carryforward  against  future years'  taxable  income.
                     Under Section 382 of the Internal  Revenue Code, the annual utilization  of these  losses may be limited due to changes
                     in   ownership.   The  tax  benefit  of  these   losses  of
                     approximately $2,259,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized. There are no other significant deferred tax assets or liabilities.

10. Capital Stock    Class A Cumulative Convertible Preferred Stock

                     The holders of the Company's Class A Cumulative Convertible Preferred Stock ("Class A Stock") have the right to convert such shares into shares of the Company's common stock anytime prior to March 1, 1998 at a conversion price equal to 60% of the average market price of the common stock for 90 days immediately prior to the conversion. The Class A Stock entitles the holders to receive cumulative dividends at a rate of 10% per annum and a one-time 6% bonus from the first net profits of the Company based upon the $5 per share purchase price paid by the original purchasers. The Class A Stock also has certain preferences in liquidation. The Company may redeem the Class A Stock on or before March 31, 1998 at $5 per share plus accrued dividends.

                     Class B Cumulative Convertible Preferred Stock

                     The holders of the Company's Class B Cumulative Convertible Preferred Stock ("Class B Stock") have the right to convert such shares into shares of the Company's common stock anytime prior to March 1, 1998 at a conversion price equal to 40% of the lowest market price of the common stock for 18 months immediately prior to the conversion. The Class B Stock entitles the holders to receive cumulative dividends at a rate of 10% per annum based upon the $5 per share purchase price paid by the original purchasers. The Class B Stock also has certain preferences in liquidation that are secondary to the Series A Stock. The Company may redeem the Class B Stock on or before March 31, 1998 at $5 per share plus accrued dividends.

                              Golf Ventures, Inc.

                   Notes to Consoldiated Financial Statements


                     Class D Convertible Preferred Stock

                     On November 24, 1997, the Company issued 6,672,578 shares of the Company's Class D Cumulative Convertible Preferred Stock ("Class D Stock") to effect an acquisition (see Note
                     1).  The  Class D stock  will  automatically  convert  into shares of the Company's common stock at a conversion rate of four shares of common stock for each share of Class D Stock upon the approval of an increase of the Company's authorized common stock to 100,000,000 shares expected to be completed at the first meeting of the Company's shareholders subsequent to the acquisition. The Series D Stock also has certain preferences in liquidation.

                     Conversion of Notes Payable and Related Party Notes Payable into Capital

                     During 1997, $5,333,024 of notes payable and accrued interest and $7,133,327 of related party notes payable and accrued interest, respectively, were converted into Company capital at conversion prices equal to $1 of capital for each $1 of debt converted.


                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements



11. Supplemental     Year ended December 31,                                 1997                   1996
    Cash Flow        -----------------------------------------------------------------------------------
    Information
                     Cash paid for income taxes                      $          -           $          -

                     Noncash financing and investing activities:
                      Acquisition of GVI (see Note 1)                  13,143,954                      -
                      Acquisition of PSDC through the issuance of
                        common stock (see Note 1)                       9,439,960                      -
                      Conversion of related party notes payable and
                        accrued interest into capital (see Note 10)     7,133,327                500,000
                      Reclassification of notes payable to related
                        party notes payable                             6,557,298                      -
                      Conversion of notes payable and accrued interest
                        into capital (see Note 10)                      5,333,024                      -
                      Payment of loan costs payable through the
                        issuance of capital (see Note 8)                1,566,926                      -
                      Payment of loan commitment fees payable with
                        the transfer of a residential lot (see Note 8)    244,000                      -
                      Issuance of common stock for payment of trade
                        accounts payable                                  117,720                      -
                      Refinancing of note payable with related
                        party note payable                                      -               3,355,572
                      Purchase of minority interest through issuance
                        of related party notes payable (see Note 4)             -               2,300,000
                      Purchase of minority interest through conveyance
                        of equity method investment (see Note 4)                -               2,472,274
                      Deferred loan costs accrued                               -                 920,658
                      ------------------------------------------------------------------------------------

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements


12. Option           In 1994, the Company  entered into  an option  to  purchase
    Agreement        (the "Agreement") a golf  course and  residential  lots for
                     $15,500,000.  The term of this option is five years  unless sooner  terminated as defined in the  Agreement.  Under the
                     Agreement,  the Company paid  $3,000,000 in cash and agreed
                     to  extinguish  an  existing   $5,500,000   first  mortgage
                     obligation of the seller. The balance of the purchase price
                     of   $7,000,000   shall  be  payable  to  the  seller  upon
                     satisfaction of the first mortgage. When the Company closes on the sale of a lot, the net cash, as defined, shall first be applied to the payment of the first mortgage until fully paid. Upon satisfaction of the first mortgage, the net cash will be applied to the $7,000,000 balance owed the seller until satisfied. During November 1996, the outstanding balance of approximately $3,356,000 on the first mortgage note was refinanced by the seller.

                     The option agreement was accounted for as a purchase of the golf course and residential lots and assumption of the related liabilities. Accordingly, the total purchase price, including the cash payment, was allocated to the net assets acquired based upon their estimated fair market values. The $7,000,000 note payable to the seller was non-interest bearing until November 1996, at which time the note began accruing interest at prime plus 2%. Interest was imputed on the note during the period of November 1994 to November 1996 at a rate of 10.5%, resulting in a net present value of $5,593,591 at the date of the transaction.

                               Golf Ventures, Inc.

                   Notes to Consolidated Financial Statements


13. Going            The Company's  financial  statements  are  presented on the
    Concern          going concern  basis, which contemplates the realization of
    Consideration    assets and the satisfaction of liabilities  in  the  normal course of  business.  The  Company  incurred  a net loss of
                     $13,039,692 for the year ended December 31, 1997 and was in
                     default  of  approximately   $12,000,000   under  its  debt
                     agreements  (see  Notes 5 and 6).  The  Company  expects to incur  substantial  expenditures to further its real estate and  golf  course  development  activities.  The  Company's working  capital at December 31, 1997 plus limited  revenue from real estate sales and golf course  operations will not
                     be  sufficient   to  meet  such   objectives  as  presently
                     structured. Management recognizes that the Company must generate additional resources or consider disposing of assets to enable it to continue operations. Management's plans include alliances or other partnership agreements with entities interested in and resources to support the Company's plans or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

                     On March 27, 1998, the Company entered into a term letter with a lender to restructure its existing debt by providing up to $83 million of first priority mortgage financing. The term letter is subject to the lender's satisfactory completion of its due diligence procedures and is subject to certain conditions, as defined. The terms and conditions of the proposed financing include, among others, that the lender shall receive a nondiluted equity ownership interest ranging from 20% to 40% of the Company. The Company believes the proceeds from the first priority mortgage financing, if obtained, will be adequate to satisfy a majority of its existing debt and to fund its on-going operations and future development plans. While it is uncertain if the proposed financing will be completed, management expects the plan will be accomplished by June 1, 1998.

                     In addition, the Company continues to pursue alternative financing arrangements, including renegotiating existing debt and disposing of certain assets. The accompanying financial statements do not include any adjustment to reflect the possible future effects that may result from the inability of the Company to continue as a going concern.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

    NAME               AGE      POSITION HELD
    ----               ---      -------------
Warren Stanchina       50       President, Chief Executive Officer and Director

Wolfgang Duren         54       Director

Eric LaGrange          47       Executive Vice President, Chief Operating
                                Officer and Chief Financial and Accounting
                                Officer

Mary Lynn Stanchina    42       Senior Vice President, Secretary, Chief
                                Administrative Officer and Director

Ken Breland            45       Vice President, Director of Real Estate

Mark  Buelow           37       Director of Club Operations


Warren Stanchina, is President and Chief Executive Officer of the Company, and serves as Chairman of the Board of Directors. Mr. Stanchina joined the company in November 1997 as a result of the reverse acquisition transaction with U.S. Golf Communities, Inc. He founded U.S. Golf Communities, which operate properties under the U.S. Golf corporate umbrella, and continues as Chief Executive Officer and Chairman of the Board of Directors of U.S. Golf Communities, a wholly-owned operating subsidiary of the Company. Mr. Stanchina has acquired, built and operated golf properties since 1983. Mr. Stanchina is the co-beneficial owner of 1,306,614 shares of the Company's Series D Convertible Preferred Stock, including in these totals shares subject to stock options which are exercisable within 60 days of the Record Date. Pursuant to an employment agreement Mr. Stanchina is entitled to 360,000 options to purchase the Company's Common Stock with an exercise price of $2.34. These options will vest one-third on the date of the grant and the remaining two-thirds equally over two years, commencing one year from the date of grant. As yet, no options have been granted to Mr. Stanchina.

Wolfgang Duren, is a Director of the Company. Dr. Duren is a citizen of Germany where he has an active law and investment advisory practice. He has worked with Mr. Stanchina for the past seven years in building the U.S. Golf Communities group of operating entities and properties. Dr. Duren is the beneficial owner of 1,267,307 shares of the Company's Series D Convertible Preferred Stock.

Eric LaGrange, is Executive Vice President and Chief Operating Officer and Chief Financial and Accounting Officer, and served in the same capacities with U.S. Golf Communities for over five years prior to the reorganization transaction with the Company in November 1997. Pursuant to an employment agreement Mr. LaGrange is entitled to 150,000 options to purchase the Company's Common Stock with an exercise price of $2.34. These options will vest one-third on the date of the grant and the remaining two-thirds equally over two years, commencing one year from the date of grant. As yet, no options have been granted to Mr. LaGrange.

Mary Lynn (Jo) Stanchina, is Senior Vice President, Secretary, Chief Administrative Officer and Director of the Company. She was elected to the Board of Directors of the Company in December 1997 upon the resignation of Duane Merchant. Mrs. Stanchina is the spouse of Warren Stanchina, and has been active

                                    22 of 28
in the development and management of U.S. Golf Communities in the same positions that she now holds with the Company. Mrs. Stanchina has actively participated in co-founding and managing numerous golf properties since 1983. Ms. Stanchina is the co-beneficial owner of 1,306,614 shares of the Company's Series D Convertible Preferred Stock.

Ken Breland, is Vice President and Director of Real Estate, and since 1994, held the same position with U.S. Golf prior to the reverse acquisition with the Company in November 1997. Prior to joining U.S. Golf Mr. Breland spent over 22 years in the real estate development and building business.

Mark Buelow, is Director of Club Operations, and held the same position with U.S. Golf prior to the reverse acquisition with the Company in November 1997. In addition, Mr. Buelow currently serves as the general manager and director of development operations for the Company's Cutter Sound project.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who are beneficial owners of ten percent or more of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission. Such officers, directors and beneficial owners are required by applicable regulations to provide to the Company copies of all forms they file under Section 16(a).

Based solely upon a review of the copies of forms furnished to the Company, and written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1997, all filing requirements applicable to its officers, directors and ten percent beneficial owners were compiled with except that Messrs. Marchant, Frodsham and Spencer, former directors of the Company, each filed one delinquent report on Form 4 following their receipt of bonus shares on July 8, 1997.

Item 10. Executive Compensation.

Cash Compensation

The Company currently provides no cash compensation to its Directors. Out of pocket expenses incurred by Directors in their capacity as a Director may be reimbursed by the Company as approved by the Board of Directors.

Director Equity-Based Compensation.

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

The following table sets forth a summary of cash and non-cash compensation for each of the last three fiscal periods ended March 31, 1997, 1996, and 1995, with respect to the Company's Chief Executive Officer. No other executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                                   SUMMARY COMPENSATION TABLE

                                    Salary/                Restricted
Name and                           Management                Stock      Options/       All Other
Principal Position        Year       Fees(1)      Bonus      Awards     SAR's(2)     Compensation
------------------        ----       -------      -----      ------     --------     ------------
Warren Stanchina,         1997       226,000        -          -           -                -
President and Chief       1996       317,000        -          -           -                -
Executive Officer(3)      1995        97,333        -          -           -                -

Duane H. Marchant         1997       $72,000        -       150,000        -                -
President, CEO and        1996       $72,000        -          -           -                -
Treasurer(4)              1995       $72,000        -          -           -                -

                                    23 of 28

(1) Prior to November 1997, Mr. Stanchina received compensation according to management fee with several entities now consolidated under US Golf.

(2) The Company has never issued SAR's.
(3) After November 27, 1997
(4) Until November 27, 1997


Stock Options and Similar Awards to Management

In July 1997, the Company's Board of Directors awarded 150,000 shares of restricted common stock to Duane Marchant, the former President and Director, 35,000 shares of restricted common stock to Steven Spencer, the former Chief Financial Officer and Director, and 30,000 shares of restricted common stock to Bruce Frodsham, St. George Properties Manager and former Director, as bonus compensation for service to the Company in negotiating the US Golf reverse acquisition transaction and in negotiating and implementing a separation of the Company from ARDCO.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to any person known to the Company to be the beneficial owner of five percent 5% or more of any class of the Company's voting securities as of December 31, 1997. (Unless otherwise indicated, the individuals or entities identified each own their respective shares and have sole voting and sole investment powers regarding their disposition. The percentages are based upon 9,172,737 shares of Common Stock issued and outstanding at December 31, 1997, 29,084 shares of the Company's Series A Preferred Stock issued and outstanding at December 31, 1997, 28,340 shares of the Company's Series B Preferred Stock issued and outstanding at December 31, 1997, and 6,672,578 shares of the Company's Series D Preferred Stock issued and outstanding at December 31, 1997, and such percentages are computed in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended). The Total Common Stock Votes refers to the total common share votes able to be cast at a meeting of Shareholders as of December 31, 1997 by the holders of common stock, Series B Preferred Stock and Series D Preferred Stock.

                                                                                        Percent of
Name and Address of             Title of             Number of          Percent         Total Common
Beneficial Owner                  Class           Shares Owned(1)      of Class        Stock Votes
----------------                  -----           ---------------      --------        -----------

Banque SCS Alliance SA         Common Stock        3,715,244(2,5)         40.5 %          10.4 %
P.O. Box 880
12111 Geneva 3, Switzerland

American Resources and         Common Stock          594,309(2)           6.5 %           1.7 %
Development Co.
102 West 500 South
Suite 400
Salt Lake City, UT 84101

Warren Stanchina and            Series D            1,306,614(3)         19.6%           14.6%
Mary Lynn Stanchina           Preferred Stock
255 S. Orange Ave.
Orlando, FL  32801

Dr. Wolfgang Duren             Series D            1,267,307(4)         19.0%          14.1%
255 S. Orange Ave.            Preferred Stock
Orlando, FL  32801


                                    24 of 28


Miltex Industries               Series B               28,340(5)        100.0%            -
c/o Camila Froidevaux         Preferred Stock
Budinet & Associates
20 Rue Senebier, P.B. 166
1211 Geneva, Switzerland

(1) As shown on the stock transfer records of the Company or in Section 13(d) filings received by the Company.
(2) Banque SCS apparently owns 57% or more of ARDCO. Thus Banque SCS could be seen as beneficially owning ARDCO's shares.
(3) Owned by a controlled partnership entity.
(4) Held as trustee for certain overseas shareholders of the Company.
(5) The Company believes that there is a business relationship between Banque SCS and Miltex Industries that might be seen as causing each to beneficially own the shares of the other.

Item 12.  Certain Relationships and Related Transactions.

Directors' and Officers' Liability Insurance

The Company has not purchased directors' and officers' liability and corporate reimbursement insurance on behalf of the Directors and Executive Officers of the Company. However, management believes the premium expense for such a policy will be worth the protection given the Company and its officers and directors once the Company's financial performance improves. Such a policy will indemnify, and reimburse attorney fees and other legal action defense costs to, Executive Officers and Directors of the Company in connection with claims made against them by third parties, including Shareholders' claims.

Interested Party Transactions

From 1992 through July 1997, the Company shared office space with American Resources and Development ("ARDCO"), its then majority Shareholder. Under this arrangement, the Company paid the lease payments due on the space, and ARDCO provided the services of Messrs. George Badger, Karl Badger, and Steven Spencer to the Company without salary cost. During this time, day to day control over the Company's affairs was directed by ARDCO and Mr. George Badger.

Effective November 26, 1997, the Company's executive offices were moved to Orlando, Florida, to the same offices being used by U.S. Golf Communities.

During the summer of 1997, George Badger assisted the Company in negotiating the U.S. Golf transaction. Mr. Badger has asked to be paid 250,000 shares of restricted common stock as a finder's fee. The Company is disputing this claim. To date this fee has not been paid.

ARDCO has made a claim on the Company for compensation for services and benefits to the Company. The Company is disputing this claim. Negotiations have sporadically attempted to resolve these claims without litigation. No agreement is now in place with respect to ARDCO's claims.

Employment Agreements

In November 1997, the Company signed and delivered an agreement employing Mr. Duane Marchant as a Vice President with supervisory responsibilities for the Company's St. George-area projects and any future projects in the Western United States. As a result of a civil action filed by the Securities and Exchange Commission against the Company and Mr. Marchant, Mr. Marchant resigned as an officer and director of the Company and severed his employment with the Company in December 1997.

In November 1997, the Company entered into an employment agreement with Mr. Warren Stanchina to employ Mr. Stanchina as President and Chief Executive Officer of the Company at an annual base salary of $250,000 with bonus possibilities in the discretion of the Board of Directors for a term of 3 years. In addition, the Company agreed to issue to Mr. Stanchina 360,000 options to purchase the Company's Common Stock upon the closing date of the reverse acquisition transaction with US Golf. The exercise price of these options is $2.34 based on the average of the closing bids for the ten (10) consecutive

                                    25 of 28
trading days prior to the closing date of the reverse acquisition transaction plus 10%. The options will vest one-third on the date of the grant and the remaining two-thirds equally over two years, commencing one year from the date of grant. As yet, no options have been granted to Mr. Stanchina.

In November 1997, the Company entered into an employment agreement with Mr. Eric LaGrange to employ Mr. LaGrange as Executive Vice President and Chief Operating Officer of the Company at an annual base salary of $100,000 with bonus possibilities in the discretion of the Board of Directors for a term of 3 years. In addition, the Company agreed to issue to Mr. LaGrange 150,000 options to purchase the Company's Common Stock upon the closing date of the reverse acquisition transaction with US Golf. The exercise price of these options is $2.34 based on the average of the closing bids for the ten (10) consecutive trading days prior to the closing date of the reverse acquisition transaction plus 10%. The options will vest one-third on the date of the grant and the remaining two-thirds equally over two years, commencing one year from the date of grant. As yet, no options have been granted to Mr. LaGrange.

In December 1997, the Company entered into a one-year consulting agreement with Mr. Wolfgang Duren. Mr. Duren is required to perform business, financing and shareholder advice to the Company in connection with the business activities of the Company as well as partnership issues, tax and legal, especially for the foreign investors of the Company. Mr. Duren will receive consulting fees in the amount of $15,000 per month for the first seven- (7) months of the Initial Term of the agreement and $8,333 per month thereafter.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit No.    Exhibit Name
 3.1           Certificate of Incorporation,  as amended*
 3.2           The Company's ByLaws, as amended *
10.1           Option contract (Stucki)*
10.2           Extension to Option Contract (Stucki)*
10.3           Further Amendment to Option Contract (Stucki)*
10.4           Modification Agreement (Stucki)*
10.5           Further Modification Agreement (Stucki)*
10.6           Sales Agreement (Property Alliance)*
10.7           Addendum to Sales Agreement (Property Alliance)*
10.8           Acquisition Agreement (ARDCO)*
10.9           Agreement (Bear River Contractors)*
10.10          Reorganization Agreement with U.S. Golf Communities, Inc.**
10.11          Amendment No 1 to  Reorganization  Agreement with U.S. Golf
                Communities**
10.12          Acquisition  Agreement for the purchase of Pelican Strand.
10.13          Employment Agreement dated November 26, 1997 with
                Mr. Warren Stanchina
10.14          Employment Agreement dated November 26, 1997 with
                Mr. Eric LaGrange
10.15          Consulting Agreement dated December 1, 1997 with
                Dr. Wolfgang Duren
27             Financial Data Schedule

     * Incorporated by reference from the Company's Form 10-SB Registration Statement filed with the Commission September 6, 1996, File No. 0-21337.

                                    26 of 28

     ** Incorporated by reference from the Company's Form 8-K, filed with the Commission on November 25, 1997, File No. 0-21337.

(b) The following reports on Form 8-K were filed by the Company during the fiscal year ended December 31, 1997:

     August 12, 1997 The Company filed a report on Form 8-K for the purpose of correcting a previous press release issued by the Company on October 18, 1996 concerning the charges filed October 10, 1996 against Mr. George Badger.

     August 22, 1997 The Company filed a report on Form 8-K concerning its issuance under Regulation S promulgated under the Securities Act of 28,340 shares of Series B Preferred Stock to Miltex Industries, Inc.

     November 25, 1997 The Company filed a report on Form 8-K to report the acquisition of U.S. Golf Communities, Inc. in a reorganization transaction.

     December 26, 1997 The Company filed a report on Form 8-K to report the resignation of Duane Marchant, as a Vice-President and a Director of the Company and to report that the Company had entered into an agreement to acquire its interest in Pelican Strand.

     March 23, 1998 The Company filed a report on Form 8-K disclosing financial information about U.S. Golf Communities, Inc. and reporting on a change of outside auditors.

     May 8, 1998 The Company filed an amended report on Form 8-K/A to amend its filing of March 23, 1998 to include amended financial information about U.S. Golf Communities, Inc. and to disclose other pertinent information.



                                    27 of 28

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this Second Amended Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


GOLF VENTURES, INC.
   (Registrant)

Dated: May 12, 1998            BY:/s/ Warren Stanchina
                                  ---------------------------
                                  Warren Stanchina, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Second Amended Report on Form 10-KSB has been signed below by the following persons, being a majority of the board of directors of the registrant, on behalf of the registrant and in the capacities and on the date indicated.

Signature                Position with Company                          Date
/s/ Warren Stanchina     President, Chief Executive Officer and     May 12, 1998
--------------------     Director

/s/ Wolfgang Duren       Director                                   May 12, 1998
------------------
/s/ Mary Lynn Stanchina  Senior Vice President, Secretary, Chief    May 12, 1998
-----------------------  Administrative Officer and Director

/s/ Eric LaGrange        Executive Vice President and Chief         May 12, 1998
-----------------        Financial and Operating Officer



                                    28 of 28