Form 10QSB
period 1998-03-31
GOLF VENTURES INC
filed 1998-06-10
CIK 833864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1998

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

          255 South Orange Avenue, Suite 1515, Orlando, Florida 32801 (Address of principal executive offices, including zip code)

                                 (407) 245-7557
              (Registrant's telephone number, including area code)

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

        Class                            Outstanding as of May 31, 1998
 Common Stock, par value $.OO1                    9,409,377

                               TABLE OF CONTENTS

                  Heading                                                  Page
PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

Consolidated Balance Sheet - March 31,1998                                 4
Consolidated Statements of Operations
        Three months ended March 31, 1998 and 1997                         5
Consolidated Statements of Stockholders Equity-December 31, 1996
        through March 31, 1998                                             6-7
Consolidated Statements of Cash Flows - Three months ended
        March 31, 1998 and 1997                                            8
Notes to Consolidated Financial Statements                                 9-14

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                14-17

PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                  17
Item 2. Changes in Securities                                              17
Item 3. Upon Senior Securities                                             17
Item 4. Submission of Matters to a Vote of Securities Holders              17
Item 5. Other Information                                                  17
Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                 18

PART I
Item 1.   Financial Statements

The following, unaudited Financial Statements for the three month period ended March 31, 1998, included all adjustment which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.





                       THIS SPACE INTENTIONALY LEFT BLANK

                              Golf Ventures, Inc.
                           Consolidated Balance Sheet

March 31,                                                                1998
Assets                                                               (unaudited)

Cash and cash equivalents                                          $    466,230
Accounts receivable:
  Trade                                                                 681,272
  Related parties                                                     1,404,553
  Other                                                                  65,481
Inventories                                                             129,378
Prepaid expenses and other                                              164,780
Investment in and advances to a related party
  company                                                             3,343,540
Property and equipment, at cost, net of accumulated
  depreciation of $1,713,307                                          8,188,478
Land and development costs                                           45,698,076
Goodwill, net of accumulated amortization of
  $1,028,601                                                          9,910,797
                                                                   ------------
Total assets                                                       $ 70,052,585
                                                                   ============

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable:
  Trade                                                            $  5,277,505
  Related parties                                                     2,037,704
Accrued expenses                                                        959,043
Accrued interest payable:
  Related parties                                                     4,734,968
  Other                                                               3,580,253
Loan costs payable                                                    1,368,158
Notes payable                                                        16,561,870
Related party notes payable                                          24,729,904
Convertible notes payable                                             1,529,665
                                                                   ------------
Total liabilities                                                    60,779,070
                                                                   ------------
Commitments  and  contingencies                                               -

Stockholder's  Equity
  Preferred  stock - Class A  cumulative convertible,
    $.001  par  value,  shares authorized  350,000;
    issued  29,084                                                           29
  Preferred  stock - Class B  cumulative convertible,
    $.001 par  value,  shares  authorized  350,000;
    issued  28,340                                                           28
  Preferred  stock - Class C  cumulative  convertible,
    $.001  par  value,  shares authorized 136,039;
    none issued                                                               -
  Preferred stock - Class D convertible,  $.01 par
    value, shares authorized 8,000,000;  6,672,578 issued                66,726
  Common stock, $.001 par - shares authorized  25,000,000;
    issued 9,191,195                                                      9,191
  Additional  paid-in capital                                        37,267,041
  Accumulated deficit                                               (28,069,500)
                                                                   ------------
  Total Stockholders' Equity                                          9,273,515
                                                                   ------------
                                                                   $ 70,052,585
                                                                   ============

          See accompanying notes to consolidated financial statements.


                              Golf Ventures, Inc.
                     Consolidated Statements of Operations

Quarter ended March 31,                                      1998               1997
Operating revenue:                                        (unaudited)        (unaudited)
  Dues and fees                                         $    710,493       $    576,528
  Golf cart rentals                                          734,314            674,984
  Food, beverage and pro shop sales                          318,090            288,689
  Lot sales                                                  312,483          1,508,447
  Other                                                       23,709             53,860
                                                        ------------       ------------
Total operating revenue                                    2,099,089          3,102,508
                                                        ------------       ------------
Costs and expenses:
  Cost of merchandise and lots sold                          275,567            980,206
  General and administrative expenses                      2,392,407          2,320,953
                                                        ------------       ------------
Total costs and expenses                                   2,667,974          3,301,159
                                                        ------------       ------------
Loss from operations                                        (568,885)          (198,651)

Other income (expense):
  Interest income                                              1,065              5,590
  Interest expense                                        (1,094,920)        (1,038,574)
  Loss on sale of property and equipment                           -             (8,671)
  Loss on equity method investment                                 -           (180,047)
  Other                                                      (44,997)             1,131
                                                        ------------       ------------
Total other income (expense), net                         (1,138,852)        (1,220,571)
                                                        ------------       ------------
Net loss                                                $ (1,707,737)      $ (1,419,222)
                                                        ============       ============
Loss per common share                                   $      (0.19)      $      (1.12)
                                                        ============       ============
Weighted common shares outstanding                         9,186,581          1,270,968
                                                        ============       ============

          See accompanying notes to consolidated financial statements.


                              Golf Ventures, Inc.
                Consolidated Statements of Stockholders' Equity

                                           Common Stock              Additional
                                                        Par            Paid-in         Accumulated
                                        Shares          Value          Capital           Deficit
                                        ------          -----          -------           -------
Balance, December 31, 1996             1,270,968     $  12,710      $    544,636     $ (13,322,071)

Conversion of notes payable and
 accrued interest to capital                 -             -           5,333,024               -

Conversion of related party notes
 payable and accrued interest
 to capital                                  -             -           7,133,327               -

Payment of loan costs payable
 through the issuance of capital             -             -           1,566,926               -

Recapitalization                      (1,270,968)      (12,710)          (54,073)              -

Issuance of shares in reverse
 acquisition                           5,690,024         5,690        13,138,264               -

Issuance of common stock as payment
 of accounts payable                      50,000            50           117,670               -

Issuance of common stock for
 acquition                             3,432,713         3,433         9,436,527               -

Net loss                                     -             -                 -         (13,039,692)
                                      ----------     ---------      ------------     -------------
Balance, December 31, 1997             9,172,737     $   9,173      $ 37,216,301     $ (26,361,763)

Issuance of common stock as
 payment of accounts payable              18,458            18            50,740               -

Net loss                                     -             -                 -          (1,707,737)
                                      ----------     ---------      ------------     -------------
Balance, March 31, 1998 (unaudited)    9,119,195     $   9,191      $ 37,267,041     $ (28,069,500)
                                      ==========     =========      ============     =============

          See accompanying notes to consolidated financial statements.


                              Golf Ventures, Inc.
                Consolidated Statements of Stockholders' Equity


                                             Convertible               Convertible              Convertible
                                           Preferred Stock           Preferred Stock           Preferred Stock          Total
                                               Class A                   Class B                   Class D           Stockholders'
                                          Shares       Amount       Shares       Amount       Shares       Amount       Equity
                                          ------       ------       ------       ------       ------       ------       ------
Balance, December 31, 1996                    -           -            -             -            -           -        (12,764,725)

Conversion of notes payable and
 accrued interest to capital                  -           -            -             -            -           -          5,333,024

Conversion of related party notes payable
 and accrued interest to capital              -           -            -             -            -           -          7,133,327

Payment of loan costs payable
 through the issuance of capital              -           -            -             -            -           -          1,566,926

Recapitalization                          29,084          29       28,340            28    6,672,578      66,726                -

Issuance of shares in reverse
 acquisition                                  -           -            -             -            -           -         13,143,954

Issuance of common stock as
 payment of accounts payable                  -           -            -             -            -           -            117,720

Issuance of common stock for
 acquisition                                  -           -            -             -            -           -          9,439,960

Net loss                                      -           -            -             -            -           -        (13,039,692)
                                          ------       -----       ------         -----    ---------    --------      ------------
Balance, December 31, 1997                29,084       $  29       28,340         $  28    6,672,578    $ 66,726      $ 10,930,494

Issuance of common stock as
 payment of accounts payable                  -           -            -             -            -           -             50,758

Net loss                                      -           -            -             -            -           -         (1,707,737)
                                          ------       -----       ------         -----    ---------    --------      ------------
Balance, March 31,
 1998 (unaudited)                         29,084       $  29       28,340         $  28    6,672,578    $ 66,726      $  9,273,515
                                          ======       =====       ======         =====    =========    ========      ============



          See accompanying notes to consolidated financial statements.


                              Golf Ventures, Inc.
                     Consolidated Statements of Cash Flows

Quarter ended March 31,                                          1998                  1997
-----------------------                                          ----                  ----
Cash flows from operating activities:                         (unaudited)           (unaudited)
  Net loss                                                  $  (1,707,737)        $ (1,419,222)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation                                                   76,868              116,846
    Amortization                                                  263,181               99,346
    Cash provided by (used for):
      Accounts receivable                                        (476,438)            (200,757)
      Inventories                                                  (2,402)              10,595
      Prepaid expenses                                             18,760             (480,537)
      Land and development costs                                  115,856            1,337,162
      Accounts payable                                            467,255               85,386
      Accrued expenses                                            (29,121)             268,568
      Accrued interest payable                                    857,950              960,756
                                                            -------------         ------------
Net cash provided by / (used for) operating activities           (415,828)             778,143
                                                            -------------         ------------
Cash flows from investing activities:
  Purchases of property and equipment                            (164,407)            (174,899)
  Proceeds from sale of property and equipment                          -                    -
  Investment in and advances to affiliate                         120,783                    -
                                                            -------------         ------------
Net cash used for investing activities                            (43,624)            (174,899)
                                                            -------------         ------------
Cash flows from financing activities:
  Proceeds from notes payable                                     348,785                    -
  Repayments of notes payable                                     (51,300)            (380,399)
  Proceeds from related party notes payable                       723,346              631,935
  Repayment of related party notes payable                       (282,457)            (903,200)
  Proceeds from convertible notes payable                               -               50,000
  Contributions of capital                                         50,758                    -
  Deferred loan costs                                            (242,500)                   -
                                                            -------------         ------------
Net cash provided by / (used for) financing activities            546,632             (601,664)
                                                            -------------         ------------
Net increase (decrease) in cash and cash equivalents               87,180                1,580

Cash and cash equivalents, beginning of period                    379,050              378,669
                                                            -------------         ------------
Cash and cash equivalents, end of period                    $     466,230         $    380,249
                                                            =============         ============

          See accompanying notes to consolidated financial statements.

                              Golf Ventures, Inc.
                   Notes to Consolidated Financial Statements

1. The unaudited financial statements of the Company include all adjustments which management believes are necessary to be consistent with the audited financial statements for the year ended December 31, 1997.

2.  Recapitalization and Acquisition of GVI

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

    For financial reporting purposes, USGCI is deemed to be the acquiring entity. The acquisition has been reflected in the accompanying consolidated financial statements as (i) a recapitalization of USGCI (whereby the issued and outstanding stock of USGCI was converted into 29,084 shares of Class A cumulative convertible preferred stock, 28,340 shares of Class B cumulative convertible preferred stock and 6,672,578 shares of Class D convertible preferred stock and (ii) the issuance of the securities discussed in the following paragraph by USGCI in exchange for all of the outstanding equity securities of GVI.

    In the acquisition, USGCI is deemed to have issued 5,690,024 shares of common stock. The estimated fair value was based on the fair value of the securities of GVI, which was obtained by the USGCI stockholders in the acquisition.

    The acquisition was recorded using the purchase method of accounting. Accordingly, the consideration of $13,143,954 was allocated to the GVI net assets acquired based on estimated fair values including land and development costs of $22,136,951, other assets of $158,452, notes payable
    and  debt  of  $7,442,667   and  other   liabilities   of   $1,708,782.

3.  Reorganization of U.S. Golf Communities, Inc.

    U.S. Golf Communities, Inc. ("USGCI") is a company formed in April 1996 that immediately prior to its acquisition of Golf Ventures, Inc. ("GVI") issued its capital stock in exchange for 100% of the outstanding common stock and partnership interests of various entities engaged in the business of real estate development, primarily golf courses, with surrounding residential real estate. Since these entities were under common ownership and control, the acquisitions were accounted for in a manner similar to a pooling of interests, and their financial information is presented as if they were a single entity since inception.

4.  Acquisition of Pelican Strand Development Corporation

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

    Pro Forma Financial Information (Unaudited)

    The following pro forma information has been prepared assuming acquisitions of GVI and PSDC had taken place at the beginning of the quarter ended March 31, 1997. The pro forma information includes adjustments for the amortization of goodwill arising from the transactions. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.
                                              Unaudited
          Quarter ended March 31,        1998           1997
          Net sales                 $ 2,099,089     $ 3,103,058
          Net loss                   (1,707,737)     (1,911,071)
          Loss per common share           (0.19)          (0.21)

5.  Related Party Transactions

    The Company is affiliated with various other companies through common control and stock ownership, which are not included in the accompanying consolidated financial statements. Material related party transactions between the Company and the affiliated companies consisted of the following:

    Accounts  Receivable Related  Parties

     Amounts due from related parties are comprised of amounts advanced to certain stockholders and to entities related by common management which are not included in the accompanying consolidated financial statements.

     The  advances  are  noninterest   bearing  with  no  stipulated  terms  for
     repayment.

    Management Fees

     U.S. Golf Management, Inc. (formerly "U.S. Golf Communities, Inc."); FSD Golf Club, Ltd.; Northshore Golf Partners, Ltd.; Northshore Development, Ltd.; Wedgefield Limited Partnership; Cutter Sound Development Ltd.; U.S. Golf Pinehurst Plantation Ltd. and Pelican Strand Development Corporation have management agreements with related party companies.

    Advances to Affiliates

     PSDC has recorded advances to affiliates of $2,574,417 from PSL and other related companies as of December 31, 1997 for construction costs incurred on their behalf. The advances to affiliates are non-interest bearing and have no stipulated repayment terms.

6.   Purchase of Minority Interest and Goodwill

    The Company owned approximately 60% of US Golf Pinehurst Plantation, Ltd. ("Plantation") and approximately 60% of another limited partnership, US Golf Pinehurst National, Ltd. ("National"), through March 1996. The remaining 40% of both Plantation and National was owned by an unrelated third party. During March 1996, the Company exchanged its 60% ownership of National, paid $2,300,000 and issued a $1,200,000 note payable to acquire the remaining 40% ownership interest in Plantation from the unrelated third party. The balance of the Plantation minority interest at the date of the acquisition was $798,447. The Company accounted for its investment in National under the equity method of accounting. The balance of the Company's investment in National at the date of acquisition was $1,272,274. The acquisition of the remaining 40% interest was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $3,974,000, which was accounted for as goodwill and amortized over its estimated useful life of ten years. The operating results of Plantation were included in the Company's consolidated results of operations from the April 1994 inception of the partnership.

    During the fourth quarter of 1997, the Company completed an evaluation of the economic value of the Plantation goodwill. It was determined during the evaluation that the cash flow expected to be generated from Plantation would be less than the recorded cost of the related assets and goodwill. Accordingly, the Company recorded a provision for impairment of goodwill of $1,846,633 to reduce the carrying value of the goodwill to its current fair value, which was included in general and administrative expenses in the statement of operations for the year ended December 31, 1997.

7.  Notes Payable

    Notes payable consist of the following:
    March 31,                                                                                       1998
    ---------                                                                                       ----
    Second mortgage note payable. This note is non-interest bearing through November
     1996 and bears  interest  at prime plus 2% (10.5% at March 31,  1998)  interest thereafter. Principal and interest are payable based on lot sale release prices until maturity in September  1999.  Collateralized  by certain Company land and
     assets.                                                                                    $ 5,193,590
    Prime plus 1% (9.5% at March 31,  1998)  mortgage  note  payable  to a bank with principal and interest  payable based on lot sale release prices until maturity
     in March 1998. Collateralized by certain land of the Company.                                3,939,991
     10% note payable due in monthly installments of $25,000 through May 15, 1998, at which  time the  remaining  principal  and  accrued  interest  are due in full.
    Collateralized by certain land of the Company.                                                2,192,236
     9% mortgage  note payable to a bank with  principal  and interest due in monthly installments  of $9,447  through  maturity in October 2001.  Collateralized  by
     certain land and assets of the Company.                                                      1,023,310
    7.12% unsecured note payable to an international bank with principal and accrued interest  currently  due.  Personally  guaranteed by the Company  President and
     other related parties.                                                                       1,000,000
    10%  mortgage  note  payable  with  principal  and  accrued  interest  past due.
     Collateralized  by  certain  land of the  Company.  This note is  currently  in
     litigation (see Note 10).                                                                      916,824
    10% note payable with interest payable in shares of the Company's common stock
     and principal due currently. Collateralized by certain land of the Company.                    646,502
    Various unsecured notes payable bearing interest ranging from 10% to 12.5% with
     principal and accrued interest payable on demand after December 31, 1998.                      419,328
    8% note payable due in annual installments of $100,000 plus accrued interest.
     Collateralized by certain land of the Company.                                                 355,890
    Various mortgage notes payable bearing interest ranging from 8.13% to 12.5%.
     Collateralized by certain land of the Company.                                                 306,693
    11.7% unsecured note payable to an international  bank with accrued interest due
     each six months and the principal due on July 22, 1999                                         250,000
    Other notes payable.                                                                            317,505
                                                                                                -----------
                                                                                                $16,561,870
                                                                                                ===========

Of the above notes and mortgage notes payable, $7,448,365 were past due as of March 31, 1998. The Company is currently in the process of negotiating an extension or modification of the terms of the debt.


8.  Notes Payable to Related Parties
    Notes payable to related parties consist of the following:

    March 31,                                                                                   1998
    ---------                                                                                   ----
    Various unsecured notes payable to stockholders and other related parties bearing interest ranging from 7.13% to 12% with principal and accrued interest
     due on demand after December 31, 1998.                                                 $ 5,136,243
    10.5% promissory note payable with principal and accrued interest payable on
     June 10, 1999. Collateralized by certain land of the Company.                            3,649,630
    Mortgage note  payable with  principal  and interest  payable  based on lot sale release prices until maturity in March 1999.  Interest of 17% and 21% per annum from March 23, 1997 to March 22, 1998;  and March 23, 1998 to maturity at March
     22, 1999,  respectively,  is payable monthly.  Additional interest of 8% and 4%
     for March  31,  1996 to March 31,  1997 and March 23,  1997 to March 22,  1998,
     respectively,  is payable at  maturity.  Collateralized  by certain land of the
     Company.                                                                                 2,986,627
    8.25% unsecured note payable to a stockholder with principal and accrued
     interest due December 31, 1998.                                                          2,626,280
    Unsecured notes payable to stockholders bearing interest ranging from 10% to
     12.5% payable annually and principal due currently.                                      1,765,000
    Prime plus 1% (9.5% at March 31, 1998) note payable with principal and
     accrued interest currently due.                                                          1,200,000
    Various unsecured notes payable to stockholders bearing interest ranging from
     1.3% to 8% with principal and accrued interest due on demand.                            1,200,000
    7.5% mortgage note payable to a stockholder  with principal and interest payable
     based  on  lot  sale   release   prices  until   maturity  in  November   1998.
     Collateralized  by certain  land and assets of the  Company.  The  Company  has guaranteed  an interest  rate equal to a rate based on the euro  dollar  market
     rate plus 5%.                                                                            1,591,037
    Prime (8.5% at December 31, 1997) note payable with interest payable and
     principal due currently. Collateralized by certain land and assets of the Company.       1,000,000
     8.68% mortgage note payable to a stockholder with principal and accrued interest
     due December 31, 1998. Collateralized by certain land and assets of the Company.           872,660
    Note payable issued in connection with the PSDC acquisition (see Note 8). The
     note is collateralized by the Company's investment in PSDC (see Note 1).                   800,000
    8.25% mortgage note payable to a stockholder with principal and accrued interest
     due anytime after December 31, 1998. Collateralized by certain land of the Company.        509,011
    10% mortgage note payable to a trust owned by certain stockholders with
     principal and accrued interest past due. Collateralized by certain land of the Company.    523,503
    Note payable issued in connection with PSDC acquisition (see Note 8). The note is
     personally guaranteed by the Company President.                                            500,000
    4% unsecured note payable to related party. Principal and accrued interest due
     November 1998.                                                                             250,000
    Other related party notes payable.                                                          119,913
                                                                                            -----------
                                                                                            $24,729,904
                                                                                            ===========

Of the above related party notes payable, $7,468,132 were past due as of March 31, 1998. The Company is currently in the process of negotiating an extension or modification of the terms of the debt.

10. Litigation
    As discussed in Note 2, the Company completed an acquisition of Golf Ventures, Inc. On December 8, 1997, the U.S. Securities and Exchange Commission filed a complaint against Golf Ventures, Inc. and certain of its former officers and directors. The SEC has alleged violations of certain sections of the Securities and Exchange Act of 1934 and various rules in connection with the purchase and sale of Golf Ventures, Inc. securities and reporting and disclosure requirements. At this time, the Company is in negotiations with the SEC and management is unable to predict the outcome of the investigation. However, the Company believes that since such acts occurred under prior management, the ultimate impact on the Company will not have a significant impact on future operations.

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

    On December 4, 1997, the Company entered into a stock purchase agreement (the "agreement") with Maricopa Hardy Development Group, Inc. ("Maricopa") for the purchase of 81% of the outstanding capital stock of Pelican Strand Development Corporation (see Note 4). Subsequent to December 4, 1997, Maricopa claimed that the Company breached certain terms of the agreement and requested that the Company rescind the agreement. The Company believes that the terms of the agreement have been met and has refused to rescind the agreement. The parties are continuing to negotiate a resolution to this dispute, and no lawsuit has been filed against the Company. In the opinion of management and legal counsel, there is no reasonable probability at present of the rescission of the agreement.

    Montverde Properties LTD is a defendant in a lawsuit for the enforcement of a $916,824 mortgage note payable, which is in default (see Note 7). The Company has entered into a payment arrangement with the mortgage holder for monthly payments of $15,000 until the mortgage can be refinanced. The mortgage holder has obtained a writ of possession allowing for regular access to and inspection of the collateral land.

    The Company is involved in various other lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or any threatened lawsuits and litigation matters will have a material adverse effect on the Company's financial position or results of operations.

11. Conversion of Notes Payable and Related Party Notes Payable into Capital

    During 1997, $5,333,024 of notes payable and accrued interest and $7,133,327 of related party notes payable and accrued interest, respectively, were converted into Company capital at conversion prices equal to $1 of capital for each $1 of debt converted.

12. Going Concern

    The Company's financial statements for the year ended December 31, 1997 were presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $13,039,692 for the year ended December 31, 1997, and a net loss of $1,707,737 for the quarter ended March 31, 1998 and was in default of approximately $15,000,000 under its debt agreements at March 31, 1998. The Company expects to incur substantial expenditures to further its real estate and golf course development activities. The Company's working capital at March 31, 1998 plus limited revenue from real estate sales and golf course operations will not be sufficient to meet such objectives as presently structured. Management recognizes that the Company must generate additional resources or consider disposing of assets to enable it to continue operations. Management's plans include alliances or other partnership agreements with entities interested in and resources to support the Company's plans or other business transactions, which would generate sufficient resources to assure continuation of the Company's operations.

    On March 27, 1998, the Company entered into a term letter with a lender to restructure its existing debt by providing up to $83 million of first priority mortgage financing. The term letter is subject to the lender's satisfactory completion of its due diligence procedures and is subject to certain conditions, as defined. The terms and conditions of the proposed financing include, among others, that the lender shall receive a nondiluted equity ownership interest ranging from 20% to 40% of the Company. The Company believes the proceeds from the first priority mortgage financing, if obtained, will be adequate to satisfy a majority of its existing debt and to fund its on-going operations and future development plans. While it is uncertain if the proposed financing will be completed, closing on this financing is scheduled to begin in late June 1998.

    In addition, the Company continues to pursue alternative financing arrangements, including renegotiating existing debt and disposing of certain assets. The accompanying financial statements do not include any adjustment to reflect the possible future effects that may result from the inability of the Company to continue as a going concern.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations.

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

RESULTS OF OPERATIONS

For the Quarter Ended March 31, 1998, Compared to the Quarter Ended March 31, 1997.

Total operating revenues for the quarter ended March 31, 1998 were $2,099,089 compared to $3,102,508 for the year quarter ended March 31, 1997. The following table compares the changes in the Company's revenues identified by the various golf course operations and development activities:

                                     1998         1997         1998/1997      % Change
                                     ----         ----         ---------      --------
Lot Sales                        $  312,483    $1,508,447    ($1,195,964)      (79.3%)
Dues and Fees                       710,493       576,528        133,965        23.2%
Golf Cart Rentals                   734,314       674,984         59,330         8.8%
Food, Beverage & Pro Shop Sales     318,090       288,689         29,401        10.2%
Other                                23,709        53,860        (30,151)      (56.0%)
                                 ----------    ----------    -----------       ------
Total Operating Revenues         $2,099,089    $3,102,508    ($1,003,419)      (32.3%)
                                 ==========    ==========    ===========       ======

As this table shows, lot sales accounted for substantially all of the decrease in total revenues for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. Of this ($1,195,964) decrease in lot sales, approximately ($1,124,800) occurred at the Company's Cutter Sound development project in the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. This decrease was the result of exclusive waterfront homesites with yacht slips being sold in the quarter ended March 31, 1997 that did not repeat in the current quarterly period.

Cost of merchandise and lots sold was $275,567 for the quarter ended March 31, 1998 as compared to $980,206 for the quarter ended March 31, 1997. Of this $704,639 increase in cost, approximately $715,000 resulted from increased sales of lots discussed above.

General and Administrative expenses were $2,392,407 for the quarter ended March 31, 1998 compared to $2,320,953 for the quarter ended March 31, 1997. This increase of $71,454 includes $60,401 of expenses for the Company's Pelican Strand and Golf Ventures acquisitions that were effective in the last quarter of 1997, however were not included in the quarter ended March 31, 1997.

Interest expense was $1,094,920 for the quarter ended March 31, 1998 compared to $1,038,574 for the quarter ended March 31, 1997. This increase of $56,346 was offset by none reoccurring losses on the sale of property and equipment, and a loss on investments totaling $188,718 for the quarter ended March 31, 1997.

The cumulative effect of these results, reported above, is reflected in the increased net loss of ($288,515) in the quarter ended March 31, 1998 compared to the Quarter ended March 31, 1997. This loss is the result of the Company's high debt interest cost coupled with total general and administrative operating overhead. In order to sustain these costs levels the Company will be required to increase its level of annual revenues by approximately $11,500,000 at current operating margins. The Company believes that this level of revenues is attainable with its further development plans. The Company is in the real estate development business. Costs of acquiring and developing property accumulate during the development process, and debt incurred to pay for these costs generates interest expense. In the early stages of a property development company's business plan, revenues are generally not sufficient to cover these expenses, thus operating losses occur. The key to the Company achieving profitable operations is the availability of sufficient debt and/or equity funding to move its properties from development stage to a sustained revenue producing stage. Historically, other than at Cotton Acres and Cotton Manor, the Company has not been able to attract and manage sufficient funding to achieve the timely development of its properties. US Golf has also acquired more development properties than it has had the ability to timely develop into revenue producing properties, largely as a result of opportunities that could not be ignored or postponed. The decision of the Company to cease acquisitions of new properties for the time being and to focus on completing the development work now on the drawing board is a step toward achieving the Company's goal of reaching overall profitable operations in the near term. The Company is also closely examining all of its current development projects to determine if one or more existing projects might better serve the Company as a property sale in the near term as opposed to continuing development efforts.

Loss per common share of ($.19) for the quarter ended March 31, 1998 compared to ($1.12) for the quarter ended March 31, 1997 is a result of the Company's net loss in 1998 of ($1,707,737) compared to a net loss in 1997 of ($1,419,222) and the increase in the number of weighted average of common shares outstanding for the comparative periods. This increase of 7,915,613 in the weighted average shares, starting in the first quarter of 1998, is the result of the reverse acquition of Golf Ventures, Inc by US Golf Communities, Inc. which added 5,690,024 shares and the acquition of Pelican Strand which increased the shares outstanding by 3,432,713.

LIQUIDITY AND CAPITAL RESOURCES
The Company's Debt Liabilities:
The long term indebtedness of the Company at March 31, 1998 was $42,821,439, (see Note 7, "Notes Payable" and Note 8, "Notes Payable to Related Parties" of the Notes to the Consolidated Financial Statements of the Company):

The Company has historically satisfied its cash needs through the sale of real estate, private placements of securities and secured borrowings. During the first quarter of 1998, the Company sold approximately $312,000 of real estate, or approximately 80% lower than the first quarter of 1997.

A summary of the Company's borrowing activities during the first quarter of 1998 follows:

          Total notes payable at December 31, 1997         $42,083,065
          Total borrowings during 1998                       1,072,131
          Total repayment's during 1998                       (333,757)
                                                           -----------
          Total notes payable at March 31, 1998            $42,821,439
                                                           ===========

The Company will be obligated to pay over $29 million in notes during 1998 of which $15 million were delinquent at March 31, 1998. The Company's working capital at March 31, 1998 plus limited revenue from real estate sales and golf course operations will not be sufficient to pay these notes as and when due. Management recognizes that the Company must generate additional financial resources or consider disposing of assets to enable it to continue operations. Management's plans include new loan facilities, and alliances or other partnering agreements with entities interested in and having the resources to support the Company's plans, or other business transactions, which would generate sufficient resources to assure continuation of the Company's operations.

On March 27, 1998, the Company entered into a term letter with a lender to restructure its existing debt by providing up to $83 million of first priority mortgage financing. The term letter is subject to the lender's satisfactory completion of due diligence procedures and is subject to certain conditions, as defined. The terms and conditions of the proposed financing include, among others, that the lender will be given an equity ownership ranging from 20% to 40% of the equity in the Company. The Company believes the proceeds from this mortgage financing facility, if obtained, will be adequate to bring current and restructure all existing debt, and to fund the Company's on-going operations and move development plans forward. While it is uncertain if the proposed financing will be completed, management currently knows of no reason that the debt-refinancing plan will not be accomplished with the closing currently scheduled to begin late June 1998.

Going Concern
The financial statements of the Company for the year ended December 31, 1997 includes an explanatory paragraph as to an uncertainty with respect to the Company's ability to continue as a going concern. This is based on the historical losses of the Company and its default under certain debt liabilities as discussed above (see Note 12, "Going Concern" of the Notes to Consolidated Financial Statements of the Company).

YEAR 2000 SOFTWARE ISSUE.

The Company uses a number of computer software programs and operating systems in its operations, including applications used in sales and marketing, billing, point of sales data collection, and other administrative functions. The Company believes that the manufacturers of the software applications it uses most frequently, including its systems software and its word-processing and spreadsheet software, are in the process of preparing or have already completed Year 2000 remediations for their products. There can be no assurance, however, that such remediation efforts have been or will be successful. In addition, the Company communicates electronically with a number of its banks, customers and suppliers with respect to a variety of functions, including cash management, ordering, billing and payroll. Any failure of the software of the Company's suppliers or customers to address the Year 2000 issue could impair the Company's ability to perform such functions. The Company is analyzing the potential impact of the Year 2000 issue on the Company's software and on the Company's interactions with its suppliers and customers and expects to make appropriate responses to address any issue identified by the end of 1998. Given the information known at this time about the Company's systems, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have any material adverse effect on the Company's business, financial condition or results of operations.

However, the Company is still in the preliminary stages of analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software, or potential systems interruptions, would not have a material adverse effect on the Company's business, financial condition or results of operations.


PART II
Item 1.      Legal Proceedings
   The Company completed an acquisition of Golf Ventures, Inc. On December 8, 1997, the U.S. Securities and Exchange Commission filed a complaint against Golf Ventures, Inc. and certain of its former officers and directors. The SEC has alleged violations of certain sections of the Securities and Exchange Act of 1934 and various rules in connection with the purchase and sale of Golf Ventures, Inc. securities and reporting and disclosure requirements. At this time, the Company is in negotiations with the SEC and management is unable to predict the outcome of the investigation. However, the Company believes that since such acts occurred under prior management, the ultimate impact on the Company will not have a significant impact on future operations.

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

   On December 4, 1997, the Company entered into a stock purchase agreement (the "agreement") with Maricopa Hardy Development Group, Inc. ("Maricopa") for the purchase of 81% of the outstanding capital stock of Pelican Strand
   Development Corporation (see Note 4). Subsequent to December 4, 1997, Maricopa claimed that the Company breached certain terms of the agreement and requested that the Company rescind the agreement. The Company believes that the terms of the agreement have been met and has refused to rescind the agreement. The parties are continuing to negotiate a resolution to this dispute, and no lawsuit has been filed against the Company. In the opinion of management and legal counsel, there is no reasonable probability at present of the rescission of the agreement.

   Montverde Properties LTD is a defendant in a lawsuit for the enforcement of a $916,824 mortgage note payable, which is in default (see Note 7). The Company has entered into a payment arrangement with the mortgage holder for monthly payments of $15,000 until the mortgage can be refinanced. The mortgage holder has obtained a writ of possession allowing for regular access to and inspection of the collateral land.

   The Company is involved in various other lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or any threatened lawsuits and litigation matters will have a material adverse effect on the Company's financial position or results of operations.

Item 2.      Changes in Securities
                    None
Item 3.      Defaults Upon Senior Securities
                    None
Item 4.      Submission of Matters to a Vote of Security Holders
                    No matters were submitted to a vote of the Company's securities holders during the quarter ended March 31, 1998.
Item 5.      Other  Information
                    None
Item 6.      Exhibits and Reports on Form 8-K
                    (a) This Item is not applicable to the Company.

                    (b) No Reports on Form 8-K were filed by the  Company during the quarter ended March 31, 1998


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

GOLF VENTURES, INC.

Signature               Position with Company                        Date
---------               ---------------------                        ----

/s/ Warren Stanchina    President, Chief Executive Officer       June 10, 1998
                         and Director

/s/ Eric LaGrange       Senior Vice President and Chief          June 10, 1998
                         Financial and Accounting Officer