Form 10QSB
period 1998-06-30
GOLF VENTURES INC
filed 1998-08-14
CIK 833864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998


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


         Class                                Outstanding as of July 31, 1998
         Common Stock, par value $.OO1                24,610,538

                                TABLE OF CONTENTS

                 Heading                                                    Page

PART I. FINANCIAL STATEMENTS
Item 1.    Financial Statements...............................................3

         Consolidated Balance Sheet - June 30,1998............................4
         Consolidated Statements of Operations
           Three and six months ended June 30, 1998 and 1997..................5
         Consolidated Statements of Stockholders Equity-December 31, 1996
           through June 30, 1998.............................................6-7
         Consolidated Statements of Cash Flows - Six months ended
           June 30, 1998 and 1997.............................................8
         Notes to Consolidated Financial Statements.........................9-15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................15-18

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...................................................18
Item 2.  Changes in Securities...............................................19
Item 3.  Upon Senior Securities..............................................19
Item 4.  Submission of Matters to a Vote of Securities Holders...............19
Item 5.  Other Information...................................................19
Item 6.  Exhibits and Reports on Form 8-K....................................20

SIGNATURES...................................................................20

PART I
Item 1.   Financial Statements

The following, unaudited Financial Statements for the three month period ended June 30, 1998, include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.






                       THIS SPACE INTENTIONALY LEFT BLANK




                               Golf Ventures, Inc.
                           Consolidated Balance Sheet

    June 30,                                                                                   1998
    Assets                                                                                  (unaudited)
    Cash and cash equivalents..............................................................$     339,756
    Accounts receivable:
       Trade..............................................................................       779,757
       Related parties.....................................................................    1,437,667
       Other ............................................................................         65,418
    Inventories...........................................................................       138,578
    Prepaid expenses and other............................................................       498,754
    Investment in and advances to a related party company..................................    2,241,846
    Property and equipment, at cost, net of accumulated
       depreciation of $1,774,558..........................................................    8,190,951
    Land and development costs..............................................................  45,557,710
    Goodwill, net of accumulated amortization of $1,291,782................................    9,647,616
                                                                                            ------------
    Total assets............................................................................$ 68,898,053
                                                                                            ============
    Liabilities and Stockholders' Equity
    Liabilities:
    Accounts payable:
       Trade ..............................................................................$   4,520,298
       Related parties....................................................................     1,979,732
    Accrued expenses.....................................................................        783,687
    Accrued interest payable:
       Related parties....................................................................     4,347,293
       Other..............................................................................     3,870,185
    Loan costs payable....................................................................     2,086,658
    Notes payable..........................................................................   16,643,109
    Related party notes payable............................................................   25,114,574
    Convertible notes payable.............................................................     1,824,665
                                                                                            ------------
    Total liabilities......................................................................   61,170,201
                                                                                            ------------
    Commitments and contingencies......................................................                -
    Stockholders' Equity:
    Preferred stock - Class A cumulative convertible, $.001 par value,
       shares authorized 350,000; issued 24,780.........................................              25
    Preferred stock - Class B cumulative convertible, $.001 par value,
       shares authorized 350,000; none issued..........................................                -
    Preferred stock - Class C cumulative convertible, $.001 par value,
      shares authorized 136,039; none issued...........................................                -
    Preferred stock - Class D convertible, $.01 par value,
       shares authorized 8,000,000; 6,672,578 issued......................................        66,726
    Common stock, $.001 par - shares authorized 25,000,000;
       issued 9,850,356..................................................................          9,850
    Additional paid-in capital.............................................................   37,516,414
    Accumulated deficit..................................................................... (29,865,163)
                                                                                            ------------
    Total Stockholders' Equity............................................................     7,727,852
                                                                                            ------------
                                                                                            $ 68,898,053

                                                                                            ============

          See accompanying notes to consolidated financial statements.



                               Golf Ventures, Inc.
                      Consolidated Statements of Operations


                                                            Three Months                      Six Months
                                                            Ended June, 30                   Ended June 30,
                                                        1998              1997           1998             1997
                                                  ------------       -----------     ------------     ------------
   Operating revenue:                                        (unaudited)                       (unaudited)
     Dues and fees...............................   $  764,918        $  624,721      $ 1,475,411      $ 1,201,249
     Golf cart rentals..........................       562,121           571,315        1,296,435        1,246,299
     Food, beverage and pro shop sales .........       419,111           351,257          737,201          639,946
     Lot sales .................................       792,219           843,749        1,104,702        2,352,196
     Other....................................           2,673            27,041           26,382           80,901
                                                  ------------       -----------     ------------     ------------
   Total operating revenue.......................    2,541,042         2,418,083        4,640,131        5,520,591
                                                   -----------       -----------      -----------      -----------

   Costs and expenses:
     Cost of merchandise and lots sold..........       503,173           723,348          778,740        1,703,554
     General and administrative expenses.........    2,918,806         2,793,927        5,311,213        5,114,880
                                                   -----------       -----------      -----------      -----------
   Total costs and expenses......................    3,421,979         3,517,275        6,089,953        6,818,434
                                                   -----------       -----------      -----------      -----------

   Loss from operations.........................      (880,937)       (1,099,192)      (1,449,822)      (1,297,843)

   Other income (expense):
     Interest income..........................           2,394             5,452            3,459           11,042
     Interest expense...........................      (962,057)         (871,517)      (2,056,977)      (1,910,091)
     Loss on sale of property and equipment..                -                 -                -           (8,671)
     Loss on equity method investment.......                 -                 -                -         (180,047)
     Other......................................        44,937            33,386              (60)          34,517
                                                  ------------       -----------    --------------    ------------
   Total other income (expense), net............      (914,726)         (832,679)      (2,053,578)      (2,053,250)
                                                    -----------      ------------     ------------     ------------

   Net loss.....................................   $(1,795,663)      $(1,931,871)     $(3,503,400)     $(3,351,093)
                                                   ============      ============     ============     ============

   Loss per common share.......................       $  (0.19)         $  (1.52)        $  (0.38)        $  (2.64)
                                                      =========         =========        =========        =========

   Weighted common shares outstanding............    9,495,683         1,270,968        9,319,053        1,270,968
                                                   ===========       ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.



                               Golf Ventures, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                        Common Stock                 Additional
                                                                        Par            Paid-in      Accumulated
                                                      Shares           Value           Capital          Deficit
                                                      ------           -----           -------          -------
Balance, December 31, 1996.......................... 1,270,968       $ 12,710         $ 544,636      $ (13,322,071)

    Conversion of notes payable and
       accrued interest to capital..............           -            -             5,333,024              -

    Conversion of related party notes payable
      and accrued interest to capital...........           -            -             7,133,327              -

    Payment of loan costs payable through
      the issuance of capital.................           -             -              1,566,926              -

    Recapitalization............................... (1,270,968)       (12,710)          (54,073)             -

    Issuance of shares in reverse
     acquisition.................................... 5,690,024          5,690        13,138,264              -

    Issuance of common stock as payment
      of accounts payable..........................     50,000             50           117,670              -

    Issuance of common stock for acquition.......... 3,432,713          3,433         9,436,527              -

    Net loss................................             -             -                -              (13,039,692)
                                               ----------------  ------------      ------------      --------------

Balance, December 31, 1997.........................  9,172,737      $   9,173      $ 37,216,301      $ (26,361,763)

    Issuance of common stock as payment
      of accounts payable..........................    268,458            268           300,490              -

    Conversion of Class A preferred stock.........       4,304              4              -                 -

    Conversion of Class B preferred stock..........    404,857            405              (377)             -

    Net loss..................................        -                 -                  -            (3,503,400)
                                              ---------------    ------------      ------------     --------------

Balance, June 30, 1998 (unaudited)................   9,850,356      $   9,850      $ 37,516,414      $ (29,865,163)
                                                    ==========      =========      ============      ==============

          See accompanying notes to consolidated financial statements.




                               Golf Ventures, Inc.
                 Consolidated Statements of Stockholders' Equity


                                       Convertible          Convertible           Convertible
                                     Preferred Stock      Preferred Stock       Preferred Stock        Total
                                         Class A             Class B               Class D           Stockholders'
                                    Shares   Amount     Shares   Amount       Shares   Amount          Equity
                                    ------   ------     ------   ------       ------   ------        -------------

Balance, December 31, 1996.........   -       -            -       -             -         -           (12,764,725)

    Conversion of notes payable and
      accrued interest to capital.    -       -            -       -             -         -             5,333,024

    Conversion of related party
      notes payable and accrued
      interest to capital             -       -            -       -             -         -             7,133,327

    Payment of loan costs payable
      through the issuance of
      capital......                   -       -            -       -             -         -              1,566,926

    Recapitalization..............  29,084        29     28,340       28    6,672,578      66,726           -

    Issuance of shares in reverse
      acquisition..............       -       -            -       -             -         -             13,143,954

    Issuance of common stock as
      payment of accounts payable     -       -            -       -             -         -                117,720

    Issuance of common stock for
      acquisition...............      -       -            -       -             -         -              9,439,960

    Net loss.....................     -       -            -       -             -                          -
                                 ---------- --------  ---------  ---------   ---------   --------      ------------
  (13,039,692)

Balance, December 31, 1997......... 29,084     $  29     28,340    $  28    6,672,578    $ 66,726     $ 10,930,494

    Issuance of common stock as
      payment of accounts payable      -          -          -       -           -            -           300,758

    Conversion of Class A preferred
       stock..................      (4,304)       (4)        -       -           -            -               -

    Conversion of Class B preferred
       stock.................           -         -    (28,340)     (28)         -            -               -

  Net loss.....................         -         -          -       -           -            -        (3,503,400)
                                 ----------  -------- ------------------     -------------- -----------------------

Balance, March 31,
   1998 (unaudited)................ 24,780     $  25          -  $   -      6,672,578    $ 66,726     $  7,727,852
                                    ======     ===== ==========  =======    =========    ========     ============

          See accompanying notes to consolidated financial statements.



                               Golf Ventures, Inc.
                      Consolidated Statements of Cash Flows

Six months ended June 30,                                             1998                     1997
Cash flows from operating activities:                             (unaudited)               (unaudited)
    Net loss......................................................$  (3,503,400)           $ (3,351,093)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation............................................        138,119                 185,626
        Amortization............................................        526,362                 561,004
        Cash provided by (used for):
           Accounts receivable...................................      (607,974)               (307,708)
           Inventories..........................................        (11,602)                 29,420
           Prepaid expenses.....................................       (315,214)               (230,403)
           Land and development costs...........................        256,222               1,250,823
           Accounts payable.......................................      (47,166)                 57,649
           Accrued expenses......................................      (204,477)              1,037,004
           Accrued interest payable.............................      1,660,207               1,393,357
                                                                ---------------            ------------
Net cash provided by / (used for) operating activities...........    (2,108,923)                625,679
                                                                 --------------            ------------

Cash flows from investing activities:
    Purchases of property and equipment..........................      (228,131)                   (286)
    Investment in and advances to affiliate......................     1,222,477                       -
                                                                 --------------          ---------------
Net cash used for investing activities.........................         994,346                    (286)
                                                                 --------------          ---------------

Cash flows from financing activities:
    Proceeds from notes payable.................................        784,322                   50,000
    Repayments of notes payable.................................       (110,598)                (524,354)
    Proceeds from related party notes payable...................      1,515,898                1,425,672
    Repayment of related party notes payable....................       (690,339)              (1,520,076)
    Proceeds from convertible notes payable...............                    -                   75,000
    Loan costs payable..........................................       (424,000)                       -
                                                                   ------------          ---------------
Net cash provided by / (used for) financing activities...........     1,075,283                 (493,758)
                                                                   ------------             ------------

Net increase (decrease) in cash and cash equivalents............        (39,294)                 131,635

Cash and cash equivalents, beginning of period..................        379,050                  378,669
                                                                  -------------             ------------

Cash and cash equivalents, end of period......................... $    339,756              $    510,304
                                                                  ============              ============

          See accompanying notes to consolidated financial statements.

                               Golf Ventures, Inc.
                   Notes to Consolidated Financial Statements

1. The unaudited financial statements of the Company include all adjustments which management believes are necessary to be consistent with the audited financial statements for the year ended December 31, 1997.

2. Recapitalization and Acquisition of GVI
    Effective November 24, 1997, Golf Ventures, Inc. ("GVI") acquired all of the outstanding stock of U.S. Golf Communities, Inc. ("USGCI") in a reverse acquisition in which USGCI's stockholders acquired voting control of GVI. The acquisition was accomplished through an exchange of stock in which GVI exchanged 6,672,578 shares of Class D convertible preferred stock for 100% of the outstanding stock of USGCI. Upon completing the transaction, the stockholders of USGCI controlled 81% of the voting rights of the combined Company.

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

    Pro Forma Financial Information (Unaudited)

    The following pro forma information has been prepared assuming acquisitions of GVI and PSDC had taken place at the beginning of the six months ended June 30, 1997. The pro forma information includes adjustments for the amortization of goodwill arising from the transactions.

    The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.
                                                       (Unaudited)
         Six months ended June 30,              1998                 1997
         -------------------------              ----                 ----
         Net sales.......................$   4,640,131          $   5,532,641
         Net loss...........................(3,503,400)            (4,255,420)
         Loss per common share...................(0.38)                 (0.46)

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

    Advances to Affiliates
      PSDC has recorded advances to affiliates from PSL and other related companies for construction costs incurred on their behalf of $1,351,940 and $2,574,417 as of June 30, 1998 and December 31, 1997, respectively. The advances to affiliates are non-interest bearing and have no stipulated repayment terms.

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

7. Notes Payable
    Notes payable consist of the following:
    June 30,                                                                                            1998
    --------                                                                                            ----
    Second mortgage note payable. This note is non-interest bearing through November
     1996 and bears  interest at prime plus 2% (10.5% at June 30, 1998) interest thereafter.  Principal  and interest are payable  based on lot sale release prices until maturity in September 1999. Collateralized by certain Company land and assets............................................................................... $ 5,143,590*
    Prime plus 1% (9.5% at June 30, 1998) mortgage note payable to a bank with principal and interest payable based on lot sale release prices.
     Collateralized by certain land of the Company................................................    3,938,399*
    10% note payable due in monthly installments of $25,000 through May 15, 1998, at which time the remaining principal and accrued interest are due in full.
     Collateralized by certain land of the Company................................................    2,192,236
    9% mortgage note payable to a bank with principal and interest due in monthly installments of $9,447 through maturity in October 2001. Collateralized by
     certain land and assets of the Company.......................................................    1,018,471
    7.12% unsecured note payable to an international bank with principal and accrued interest currently due. Personally guaranteed by the Company President and
     other related parties........................................................................    1,000,000
    10% mortgage note payable with principal and accrued interest past due.
     Collateralized by certain land of the Company. This note is currently in
     litigation (see Note 9)......................................................................      916,824*
    10% note payable with interest payable in shares of the Company's common stock
     and principal due currently. Collateralized by certain land of the Company...................      646,502*
    8% note payable due in annual installments of $100,000 plus accrued interest.
     Collateralized by certain land of the Company................................................      474,482*
    Various unsecured notes payable bearing interest ranging from 10% to 12.5% with
     principal and accrued interest payable on demand after December 31, 1998.....................      419,328
    Various mortgage notes payable bearing interest ranging from 8.13% to 12.5%.
     Collateralized by certain land of the Company................................................      306,693
    11.7% unsecured note payable to an international bank with accrued interest due
     each six months and  the principal due on  July 22, 1999.......................................    250,000
    Other notes payable.............................................................................    336,584**
                                                                                                    -----------
                                                                                                    $16,643,109
                                                                                                    ===========

    * Notes repaid or ** partially repaid on July 2, 1998 (see Note 11).

    Of the above notes and mortgage notes payable, $7,565,365 were past due as of June 30, 1998 of this amount $6,258,672 was included in the $22,351,424 total debt repaid on July 2, 1998 as a result of the Company's debt refinancing  (see Note 11).  The  Company  is  currently  in the  process of negotiating an extension or modification of the terms of the $1,306,693 still past due.

8. Notes Payable to Related Parties
    Notes payable to related parties consist of the following:
    June 30,                                                                                           1998
    --------                                                                                           ----
    Various unsecured notes payable to stockholders and other related parties bearing interest ranging from 7.13% to 12% with principal and accrued interest due on demand after December 31, 1998.......................................................... $ 5,111,243**
    10.5% promissory note payable with principal and accrued interest payable on
     June 10, 1999. Collateralized by certain land of the Company..................................    3,649,630**
    Mortgage note payable with principal and interest payable based on lot sale release prices until maturity in March 1999. Interest of 17% and 21% per annum from March 23, 1997 to March 22, 1998; and March 23, 1998 to maturity at March 22, 1999, respectively, is payable monthly. Additional interest of 8% and 4% for March 31, 1996 to March 31, 1997 and March 23,
     1997 to March 22, 1998, respectively, is payable at maturity. Collateralized
     by certain land of the Company...............................................................     2,986,627**
    8.25% unsecured note payable to a stockholder with principal and accrued
     interest due December 31, 1998...............................................................     2,706,760**
    Unsecured notes payable to stockholders bearing interest ranging from 10% to
     12.5% payable annually and principal due currently..........................................     1,765,000
    Prime plus 1% (9.5% at June 30, 1998) note payable with principal and
     accrued interest currently due..............................................................     1,200,000*
    Various unsecured notes payable to stockholders bearing interest ranging from
     1.3% to 8% with principal and accrued interest due on demand................................     1,200,000
    7.5% mortgage note payable to a stockholder with principal and interest payable based on lot sale release  prices until  maturity in November  1998. Collateralized by certain land and assets of the Company. The Company has guaranteed
     an interest rate equal to a rate based on the euro dollar market rate plus 5%...............     1,972,685*
    Prime (8.5% at June 30, 1998) note payable with interest payable and
     principal due currently. Collateralized by certain land and assets of the Company...........     1,000,000*
    8.68% mortgage note payable to a stockholder with principal and accrued interest due December 31, 1998. Collateralized by certain land and assets of the
     Company.....................................................................................        872,660**
    Note payable issued in connection with the PSDC acquisition. The
     note is collateralized by the Company's investment in PSDC.................................        800,000*
    10% mortgage note payable to a trust owned by certain stockholders with principal and accrued interest past due. Collateralized by certain land of the
     Company....................................................................................        523,503*
    Note payable issued in connection with PSDC acquisition. The note is
     personally guaranteed by the Company President.............................................        500,000*
    8.25% mortgage note payable to a stockholder with principal and accrued interest due anytime after December 31, 1998. Collateralized by certain land of the
     Company.....................................................................................       456,553**
    4% unsecured note payable to related party. Principal and accrued interest due
     November 1998..............................................................................        250,000
    Other related party notes payable..............................................................     119,913**
                                                                                                   -------------
                                                                                                   $ 25,114,574
                                                                                                   ============


    * Notes repaid or ** partially repaid on July 2, 1998 (see Note 11).

    Of the above notes and mortgage notes payable, $7,468,132 were past due as of June 30, 1998 of this amount $1,724,464 was included in the $22,351,424 total debt repaid on July 2, 1998 as a result of the Company's refinancing (see Note 11). The Company is currently in the process of negotiating an extension or modification of the terms of the $5,743,668 still past due.

9.  Litigation
    On December 8, 1997, the U.S. Securities and Exchange Commission filed a complaint against Golf Ventures, Inc. and certain of its former officers and directors. The SEC has alleged violations of certain sections of the Securities and Exchange Act of 1934 and various rules in connection with the purchase and sale of Golf Ventures, Inc. securities and reporting and disclosure requirements. At this time, the Company is still in negotiations on an administrative settlement with the SEC, and is unable to predict the outcome. However, the Company believes that based on these negotiations, and because the acts complained of occurred under prior management, the ultimate conclusion of this case will not have a significant impact on future operations of the Company.

    U.S. Golf Pinehurst Plantation, Ltd. ("Pinehurst") is a defendant in a lawsuit alleging trademark infringement arising out of the use of the term "Pinehurst Plantation" in connection with its golf course operations and residential lot development. Pinehurst lost the trial and has appealed the verdict. The claim for monetary damages is over $1,000,000. While any litigation or investigation has an element of uncertainty, in the opinion of management and legal counsel, there is no reasonable probability at present of any substantial liabilities arising out of this matter.

    On December 4, 1997, the Company entered into a stock purchase agreement (the "agreement") with Maricopa Hardy Development Group, Inc. ("Maricopa") for the purchase of 81% of the outstanding capital stock of Pelican Strand Development Corporation (see Note 4). Subsequent to December 4, 1997, Maricopa claimed that the Company breached certain terms of the agreement and requested that the Company rescind the agreement. The Company believes that the terms of the agreement have been met and has refused to rescind the agreement. The parties have negotiated a resolution to this dispute, and no lawsuit has been filed against the Company.

    Montverde Properties LTD is a defendant in a lawsuit for the enforcement of a $916,824 mortgage note payable, which was in default (see Note 7). The Company had entered into a payment arrangement with the mortgage holder for monthly payments of $15,000 until the mortgage can be refinanced. This refinancing was accomplished and the note and all accrued interest was repaid in connection with the July 2, 1998 debt restructuring (see Note 11.).

    The Company is involved in various other lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or any threatened lawsuits and litigation matters will have a material adverse effect on the Company's financial position or results of operations.

10. Conversion of Notes Payable and Related Party Notes Payable into Capital During 1997, $5,333,024 of notes payable and accrued interest and $7,133,327 of related party notes payable and accrued interest, respectively, were converted into Company capital at conversion prices equal to $1 of capital for each $1 of debt converted.

11. Subsequent Events
    On July 2, 1998, the Company entered into several agreements with Credit Suisse First Boston Mortgage Capital LLC. to provide a $50,950,000 financing facility for various development projects, as well as, for the restructuring of various secured notes payable and for the reduction in accounts payable of the Company. This borrowing is through a three year note at an annual interest rate of 4.5 percentage points over the London Interbank Offered Rate ("LIBOR"), as defined in the Promissory Note. Interest on the borrowing will be paid monthly with minimum principal repayments of $14,050,000 due on or before July 1, 1999 and $36,550,000 on or before July 1, 2000.

    The Company used $29,856,492 of the net proceeds from this loan to pay-off outstanding principal and accrued interest on its secured debt at July 2, 1998, and has established certain property tax, insurance, and specific project development and interest reserve accounts, all of which will be used in connection with the further development of the Company's properties.

    On July 2, 1998 the Company held-back borrowing $6,500,000 of the total loan until it becomes necessary for these funds to be used for certain development and improvement projects in order to reduce interest expense. Project development and improvement funds as of July 2, 1998, as well as, any future advances are deposited into a Construction Escrow Account and managed in accordance with the draw provisions of the loan agreement.

    On July 2, 1998, the Company entered into a Cash Management Agreement as a provision of the Loan Agreement whereby the management of the various tax, insurance, interest and operating accounts is specified.

    Also, on July 2, 1998, the Company arranged and guaranteed a similar financing facility with Credit Suisse First Boston Mortgage Capital LLC. For the Company's Pelican Strand, Ltd. development project ("Pelican Strand"). This financing facility provides for the borrowing of $35,600,000 for various development projects, as well as, for the restructuring of the secured notes payable at Pelican Strand. This borrowing also is through a three year note at an annual interest rate of 4.5 percentage points over LIBOR. Interest on the borrowing is to be paid monthly with minimum principal repayments of $5,778,765 due on or before July 1, 1999 and $15,033,015 on or before July 1, 2000. On July 2, 1998, Pelican Strand used $20,712,856 of the net proceeds from the loan to pay-off the outstanding principal and accrued interest on its secured note and established certain property tax, insurance, project development and interest reserve accounts which will be used in connection with the further development of Pelican Strand's properties.

    On July 2, 1998, Pelican Strand held-back borrowing $3,500,000 of the total loan until it becomes necessary for these funds to be used for certain development and improvement projects. Project development and improvement funds as of July 2, 1998 as well as any future advances are deposited into a construction escrow account and managed in accordance with the draw provisions of the Pelican Strand loan agreement.


    Also, on July 2, 1998, Pelican Strand entered into a separate Cash Management Agreement as a provision of its Loan Agreement whereby the management of the various tax, insurance, interest and operating funds is specified.

    As consideration for structuring and advisory services provided by Credit Suisse First Boston Mortgage Capital LLC. for these loans, the Company and Pelican Strand, Ltd. paid fees of $4,327,500 at closing and are obligated for an additional $5,000,000 payment by November 15, 1998. The Company also issued 13,651,710 shares of its Common Stock to Credit Suisse First Boston Mortgage Capital LLC., representing 24.9% of the current and committed shares of stock to be outstanding after the completion of various corporate actions agreed with by Credit Suisse First Boston Mortgage Capital LLC. At July 2, 1998 the Company had issued a total of 13,648,182 shares in payment of the common stock portion of this fee, which represented 55.5% of the then outstanding shares of the Company.

    The following are brief descriptions of sales of securities by the Company for settlements, services, property or cash to support and advance the Company's business plan since the first quarterly filing on Form 10Q for the three month period ended March 31, 1998.

      - On April 8, 1998,  the Company  issued  218,182  shares to Credit Suisse
      First Boston Mortgage Capital LLC., as a due diligence deposit for structuring and advisory services in connection with securing an adequate financing facility to further the development of the Company's properties. The Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

    - On July 6, 1998, the Company issued 862,000 shares of its common stock to American Resource and Development Company in settlement of certain claims for compensation for services. The Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

    - On July 1, 1998, the Company issued 250,000 shares of its common stock to Dr. B. Menne to repay a $312,500 indebtedness. The Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

    - On July 2, 1998, the Company issued 13,430,000 shares to Credit Suisse First Boston Mortgage Capital LLC., as further consideration for structuring and advisory services in connection with securing an adequate financing facility to further the development of the Company's properties. The Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

    The Company has committed as a condition to the Credit Suisse First Boston Loan Agreements to settle certain pre-merger disputed obligations and loan fees with certain 3rd parties, which will require the Company to issue an additional 2,046,000 shares of common stock. Additionally, the Company has agreed to the conversion of approximately $1,845,950 of unsecured debt in exchange for the issuance of 1,476,761 shares of common stock. These additional issuances of common stock are subject to effectiveness of an increase in the amount of common stock authorized under the Company's Articles of Incorporation, action which was approved by shareholder written consent to become effective after notice to the shareholders generally.

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

RESULTS OF OPERATIONS

For the Quarter  Ended June 30,  1998,  Compared  to the Quarter  Ended June 30,
1997.

Total operating revenues for the quarter ended June 30, 1998 were $2,541,042 compared to $2,418,083 for the quarter ended June 30, 1997. The following table compares the changes in the Company's revenues identified by the various golf course operations and development activities:


                                                 1998             1997          1998/1997          % Change
                                                 ----             ----          ---------          --------
Dues and Fees                               $   764,918       $   624,721          140,197             22.4%
Golf Cart Rentals                               562,121           571,315           (9,194)            (1.6%)
Food, Beverage & Pro Shop Sales                 419,111           351,257           67,854             19.3%
Lot Sales                                       792,219           843,749          (51,530)            (6.1%)
Other                                             2,673            27,041          (24,368)           (90.1%)
                                          -------------      ------------    ---------------       ----------
Total Operating Revenues                     $2,541,042        $2,418,083      $    122,959             5.1%
                                             ==========        ==========      =============     ============

As this table shows, although total revenues increased by $122,959, or 5.1% for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997, there were offseting variances between golf course and club operations and property sales. Of the ($51,530) decrease in lot sales, a decrease of ($637,400) occurred at the Company's Cutter Sound development project offset by an increase of $560,412 in lot sales at the Company's Northshore development project in the quarter ended June 30,1998 as compared to the quarter ended June 30, 1997. This decrease at Cutter Sound was the result of exclusive waterfront homesites with yacht slips being sold in the quarter ended June 30, 1997 that did not repeat in the current quarterly period. Of the increase in dues and fees 70% or $98,012 is attributed to Northshore related to the increase in lot sales noted above.

Cost of merchandise and lots sold was $503,173 for the quarter ended June 30, 1998 as compared to $723,348 for the quarter ended June 30, 1997. This ($220,175) decrease in cost, is attributed to the decrease in lot sales at Cutter Sound of approximately $715,000.

General and Administrative expenses were $2,918,806 for the quarter ended June 30, 1998 compared to $2,793,927 for the quarter ended June 30, 1997. This increase of $124,879 includes $219,198 of expenses for the Company's Pelican Strand and Golf Ventures acquisitions that were effective in the last quarter of 1997, however were not included in the quarter ended June 30, 1997, offset by reductions in general and administrative expenses throughout the Company.

Interest expense was $962,057 for the quarter ended June 30, 1998 compared to $871,517 for the quarter ended June 30, 1997. This increase of $90,540 was due to higher borrowing levels during the quarter ended June 30, 1998 of approximately $2 million over the same quarter of the previous year.

The cumulative effect of these results, reported above, is reflected in the decreased net loss of $136,208 in the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997.

Loss per common share of ($.19) for the quarter ended June 30, 1998 compared to ($1.52) for the quarter ended June 30, 1997 is a result of the decrease in the Company's net loss in 1998 of ($1,795,663) compared to a net loss in 1997 of ($1,931,871) and the increase in the number of weighted average of common shares outstanding for the comparative periods. This increase of 8,224,715 in the weighted average shares, starting in the first quarter of 1998, is the result of the reverse acquisition of Golf Ventures, Inc by US Golf Communities, Inc. which added 5,690,024 shares and the acquisition of Pelican Strand which increased the shares outstanding by 3,432,713.

For the Six Months Ended June 30, 1998, Compared to the Six Months Ended June 30, 1997.

Total operating revenues for the six months ended June 30, 1998 were $4,640,131 compared to $5,520,591 for the year six months ended June 30, 1997. The following table compares the changes in the Company's revenues identified by the various golf course operations and development activities:

                                                 1998                  1997        1998/1997        % Change
                                                 ----                  ----        ---------        --------
Lot Sales                                    $1,104,702            $2,352,196      ($1,247,494)        (53.0%)
Dues and Fees                                 1,475,411             1,201,249          274,162          22.8%
Golf Cart Rentals                             1,296,435             1,246,299           50,136           4.0%
Food, Beverage & Pro Shop Sales                 737,201               639,946           97,255          15.2%
Other                                            26,382                80,901          (54,519)        (67.4%)
                                             ----------            ----------     -------------     ----------
Total Operating Revenues                     $4,640,131            $5,520,591       ( $880,460)        (15.9%)
                                             ==========            ==========     =============     ==========

As this table shows, lot sales accounted for all of the decrease in total revenues for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Of this ($1,247,494) decrease in lot sales, approximately ($1,762,200) occurred at the Company's Cutter Sound development project offset by a $560,412 increase in lot sales at the Company's Northshore development project in the six months ended June 30,1998 as compared to the six months ended June 30, 1997. This decrease at Cutter Sound was the result of exclusive waterfront homesites with yacht slips being sold in the six months ended June 30, 1997 that did not repeat in the current quarterly period.

Cost of merchandise and lots sold was $778,740 for the six months ended June 30, 1998 as compared to $1,703,554 for the six months ended June 30, 1997. Of this $924,814 decrease in cost, approximately $949,000 resulted from decreased sales of lots discussed above.

General and Administrative expenses were $5,311,213 for the six months ended June 30, 1998 compared to $5,114,880 for the six months ended June 30, 1997. This increase of $196,333 includes $239,599 of expenses for the Company's Pelican Strand and Golf Ventures acquisitions that were effective in the last quarter of 1997, however were not included in the six months ended June 30, 1997.

Interest expense was $2,056,977 for the six months ended June 30, 1998 compared to $1,910,091 for the six months ended June 30, 1997. This increase in other income (expense) of $146,886 was offset by none reccurring losses on investments totaling $180,047 for the six months ended June 30, 1997.

The cumulative effect of these results, reported above, is reflected in the increased net loss of ($152,307) in the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This loss is the result of the Company's high debt interest cost coupled with total general and administrative operating overhead. In order to sustain these costs the Company will be required to increase its level of annual revenues by approximately $7,500,000 at current operating margins. The Company believes that this level of revenues is attainable with its further development plans.

The Company is in the real estate development business. Costs of acquiring and developing property accumulate during the development process, and debt incurred to pay for these costs generates increasinginterest expense. In the early stages of a property development company's business plan, revenues are generally not sufficient to cover these expenses, thus operating losses occur. The key to the Company achieving profitable operations is the availability of sufficient debt and/or equity funding to move its properties from development stage to a sustained revenue producing stage. Historically, other than at Cotton Acres and Cotton Manor, the Company has not been able to attract and manage sufficient funding to achieve the timely development of its properties. The Company has also acquired more development properties than it has had the ability to timely develop into revenue producing properties, largely as a result of opportunities that could not be ignored or postponed.

TheCompant believes that the newly closed Credit Suisse First boston loan facility provides the Company with financial resources to actively pursue those development projects that were in the planning stage. The Company is also closely examining all of its current development projects to determine if one or more existing projects might better serve the Company as a property sale in the near term as opposed to continuing development efforts.

Loss per common share of ($.38) for the six months ended June 30, 1998 compared to ($2.64) for the six months ended June 30, 1997 is a result of the Company's net loss in 1998 of ($3,503,400) compared to a net loss in 1997 of ($3,351,093) and the increase in the number of weighted average of common shares outstanding for the comparative periods. This increase of 8,048,085 in the weighted average shares, starting in the first quarter of 1998, is the result of the reverse acquisition of Golf Ventures, Inc by US Golf Communities, Inc. which added 5,690,024 shares and the acquisition of Pelican Strand which increased the shares outstanding by 3,432,713.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Debt Liabilities:

The notes payable indebtedness of the Company at June 30, 1998 was $43,582,348, (see Note 7, "Notes Payable" and Note 8, "Notes Payable to Related Parties" of the Notes to the Consolidated Financial Statements of the Company):

The Company has historically satisfied its cash needs through the sale of real estate, private placements of securities and secured borrowings. During the first six months of 1998, the Company sold approximately $1,105,000 of real estate, or approximately 37% lower than the first six months of 1997.

A summary of the Company's borrowing activities during the first six months of 1998 follows:

        Total notes payable at December 31, 1997.................. $42,083,065
        Total borrowings during 1998............................     2,300,220
        Total repayment's during 1998...........................      (800,937)
        Total notes payable at March 31, 1998..................... $43,582,348

The Company will be obligated to pay over $29 million in notes during 1998 of which $15 million were delinquent at June 30, 1998. The Company's working capital at June 30, 1998 plus limited revenue from real estate sales and golf course operations will not be sufficient to pay these notes as and when due. Management recognized that the Company had to secure additional financial resources or consider disposing of assets to enable it to continue operations. As discussed in notes 7, 8 and 11 of the financial statements included in this report the Company, on July 2, 1998, closed on a new credit facility that satisfies a significant portion of these financial requirements. As a condition of the new financing the Company still needs to raise approximately $5,000,000. Management's plans include raising equity capital, and alliances or other partnering agreements with entities interested in and having the resources to support the Company's plans, or other business transactions, which would generate sufficient resources to assure continuation of the Company's operations.

Going Concern

The financial statements of the Company for the year ended December 31, 1997 includes an explanatory paragraph as to an uncertainty with respect to the Company's ability to continue as a going concern. This is based on the historical losses of the Company and its default under certain debt liabilities as discussed above.

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

PART II
Item 1. Legal Proceedings
    On December 8, 1997, the U.S. Securities and Exchange Commission filed a complaint against Golf Ventures, Inc. and certain of its former officers and directors. The SEC has alleged violations of certain sections of the Securities and Exchange Act of 1934 and various rules in connection with the purchase and sale of Golf Ventures, Inc. securities and reporting and disclosure requirements. At this time, the Company is still in negotiations on an administrative settlement with the SEC, and is unable to predict the outcome. However, the Company believes that based on these negotiations, and because the acts complained of occurred under prior management, the ultimate conclusion of this case will not have a significant impact on future operations of the Company.

    U.S. Golf Pinehurst Plantation, Ltd. ("Pinehurst") is a defendant in a lawsuit alleging trademark infringement arising out of the use of the term "Pinehurst Plantation" in connection with its golf course operations and residential lot development. Pinehurst lost the trial and has appealed the verdict. The claim for monetary damages is over $1,000,000. While any litigation or investigation has an element of uncertainty, in the opinion of management and legal counsel, there is no reasonable probability at present of any substantial liabilities arising out of this matter.

    On December 4, 1997, the Company entered into a stock purchase agreement (the "agreement") with Maricopa Hardy Development Group, Inc. ("Maricopa") for the purchase of 81% of the outstanding capital stock of Pelican Strand Development Corporation (see Note 4). Subsequent to December 4, 1997, Maricopa claimed that the Company breached certain terms of the agreement and requested that the Company rescind the agreement. The Company believes that the terms of the agreement have been met and has refused to rescind the agreement. The parties have negotiated a resolution to this dispute, and no lawsuit has been filed against the Company.

    Montverde Properties LTD is a defendant in a lawsuit for the enforcement of a $916,824 mortgage note payable, which was in default (see Note 7). The Company had entered into a payment arrangement with the mortgage holder for monthly payments of $15,000 until the mortgage can be refinanced. This refinancing was accomplished and the note and all accrued interest was repaid in connection with the July 2, 1998 debt restructuring (see Note 11.).

    The Company is involved in various other lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or any threatened lawsuits and litigation matters will have a material adverse effect on the Company's financial position or results of operations.

Item 2.      Changes in Securities
                  None
Item 3.      Defaults Upon Senior Securities
                  None
Item 4.      Submission of Matters to a Vote of Security Holders
                  As of June 9, 1998 the shareholders of the Company,  acting by
                  the   written   consent  of  a  majority  of  the  issued  and
                  outstanding   shares   eligible   to   vote,   adopted   these
                  resolutions:
                      1. An increase to 100,000,000 Authorized Common Shares.
                      2. The  ratification of all  outstanding  and  previously
                         outstanding  shares of preferred  stock.
                      3. The change of the Company's name to "Golf Communities
                         of America, Inc."
                  These actions by shareholder written consent will become effective upon general notice thereof to the shareholders at large expected during the third quarter.
Item 5.    Other Information
                  None
Item 6.    Exhibits and Reports on Form 8-K
                  (a) This Item is not applicable to the Company.
                  (b) No Reports on Form 8-K were  filed by the  Company  during the quarter ended June 30, 1998. On July, 17, 1998 the Company files an 8-K reporting the refinancing and debt restructuring agreements with Credit Suisse First Boston Mortgage, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF VENTURES, INC.
Signature               Position with Company                      Date

/s/ Warren Stanchina    President, Chief Executive Officer    August 14, 1998
--------------------    and Director

/s/ Eric LaGrange       Senior Vice President and Chief
--------------------       Accounting Officer                 August 14, 1998