Form 10KSB/A
period 1997-12-31
GOLF VENTURES INC
filed 1998-09-18
CIK 833864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                Annual report under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                      For the year ended December 31, 1997

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

In November 1997 as a result of the reverse acquisition transaction with U. S. Golf Communities, Inc., a privately held Delaware corporation ("US Golf"), and now a wholly owned subsidiary of the Company, the Company acquired properties and operations in North Carolina, Texas and Florida. US Golf was established in April 1996 for the purpose of consolidating various golf related properties of several entities. US Golf and its affiliated companies have acquired, developed and operated golf related properties throughout the southeastern United States. The decision of the Company to reorganize with US Golf, was made in large part to take advantage of US Golf`s greater experience and connections in developing

                                     2 of 29
large golf course communities like Red Hawk. The Company's golf related properties acquired through US Golf consist of the following:

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

                                     3 of 29

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

                                     4 of 29


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

Cotton Manor residents belong to the Condominium Association or the Planned Unit Development Association, and pay a monthly fee to support the common area maintenance. Because of the small size of the project to date, fees collected

                                     5 of 29
have not been sufficient to cover costs, and the Company has subsidized the project from inception. The Company retains control over the two homeowners associations at Cotton Manor. When all of the sites have been built on, the membership fees should adequately cover the operating costs. The Company maintains property and liability insurance on the Cotton Manor project at a cost of approximately $6,000 per year.

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

                                     6 of 29

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

The clubhouse complex is approximately 40,000 square feet, which includes five buildings. The complex includes a 6-court lighted tennis center and near junior Olympic size lap pool, wading pool, a snack bar, a recreation and party room, men's and women's locker rooms and a tennis pro shop. The Country Club offers

                                     7 of 29
fine dining and banquet facilities, wedding receptions and corporate functions. An exercise room, with new equipment, men's and women's whirlpools and saunas, and large locker room areas are also part of the Club. Monthly dues rates range from $100.00 for Full to $50.00 for Social. At present there are over 750 members of which over 550 are full golf members. The Company estimates that an additional $5,300,000 will be required to complete this project.

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

The course covers 6,400 yards with a back tees rating of 71.3. The fully irrigated course meanders throughout a 310-acre manufactured home community, in some locations heavily wooded with mature trees. Affordable fees attract players from coastal and Orlando areas. Originally, the property included a 23,000

                                     8 of 29
square foot Clubhouse first constructed in 1948 as a Monastery for the monks of the Order of St. Augustine. Its Spanish architecture, with tile roof, bell tower and chapel, provided a most interesting atmosphere. However, the age and design of the building resulted in extraordinary operating and maintenance costs, and the new city codes were requiring costly improvements. Management deemed that the additional cost for capital improvements to the building was less advisable than an outright sale of the building. Terms of the sale include 99-year rights to space for golf shop operation and office administration within the building - 5-years no cost; remaining term at mutually agreed market rate. However, until the new building owner completes necessary renovations, club operations have been moved to a new temporary facility adjacent to the old one. The Club name was changed from "Monastery" to "The Pines" at the time the old "Monastery" Clubhouse was sold.

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

Many of Plantation's existing and prospective members do not live in the immediate area. Indications are that they would be likely to purchase housing (or rent) units which could be "owner occupied" part of the year and placed in a rental pool other times. The second distinct Club Cottage market is that of the

                                     9 of 29
corporate member user desiring housing and lodging for business retreats. According to the Pinehurst Area Convention and Visitor Bureau ("PACVB") the area is not currently able to provide housing for approximately 10,000 requested room-nights of this type. The PACVB indicates that these business groups wish to schedule business meetings of up to one week for from 4 to 24 employees or business associates in a private, exclusive golf course setting. Inquiries come mainly from the nearby metropolitan areas of Charlotte, Raleigh, Greensboro, and Washington D.C. Plantation may develop, sell, and manage a product for these markets.

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

                                    10 of 29

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


                                    11 of 29

Management believes that the Company's properties are adequately insured given their current state of development.

Item 3.  Legal Proceedings.

The Company is presently involved in the following pending or threatened material litigation:

a. On May 24, 1994 a complaint was filed against the Company's U.S. Golf Pinehurst Plantation, Ltd. Subsidiary in the U.S. District Court for the Middle District of North Carolina alleging that the Company was infringing on the trademark of Resorts of Pinehurst, Inc. arising out of the use of the term "Pinehurst Plantation" in connection with the Company's golf course operations and residential lot development. On July 14, 1997 judgement was entered against the Company holding that there was an infringement but postponing a decision on damages. On July 15, 1997 the Company appealed this judgement. On July 15, 1998 the Fourth Circuit Court of Apeals unanimaously affirmed the district court's judgement. On September 4, 1998 the District Court entered a permanent injunction against the Company ordering that it cease any use of the word "Pinehurst" except "to fairly and accurately describe their geographic location". The Company is the process of complying with this judgement and does not expect any material adverse impact from either the judgement or any future decision on damages.

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

e. On April 27, 1997, the Company's Montverde Property, Ltd. subsidiary was sued to enforce a mortgage in the original principal amount of $916,824, which had matured November 5, 1996, by Thomas C. McCarty in the Circuit Court of the Fifth Judicial Circuit in and for Lake County, Florida. On April 11, 1997, the parties entered into a payment arrangement to make monthly payments in the amount of $15,000 while Montverde diligently pursues alternatives to payoff the mortgage. The payment arrangement was without prejudice to Montverde's asserting any claims or defenses to the mortgage enforcement.

                                    12 of 29

f. On December 8, 1997 the Commission filed a complaint against the Company and certain of its former officers and directors in the United States District Court for the District of Utah (SEC v. Badger, et al). The Commission alleges that certain historical disclosure filings by the Company were erroneous, and thus violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5. The Company is talking with the Commission in an effort to resolve this litigation. The Company has not yet been required to answer the complaint.

g. In March 1998 Daniel C. Watson a lender secured by a trust deed on the Red Hawk project commenced foreclosure proceedings as a result of the Company's default on the loan. The Company reached a settlement with the lender and agreed to pay an additional $100,000 for his forbearance in not noticing up a trustee's sale. No foreclosure action was taken against the Company.

h. On December 4, 1997, the Company entered into a stock purchase agreement (the "agreement") with Maricopa Hardy Development Group, Inc. ("Maricopa") for the Company's purchase of 81% of the outstanding capital stock of Pelican Strand Development Corporation. subsequent to December 4, 1997,
     Maricopa claimed that the Company had breached certain terms of the agreement and requested that the Company rescind the agreement. The Company believes that the terms of the agreement have been met and has refused to rescind the stock purchase agreement. The parties are negotiating a resolution to this dispute and the Company believes that there will be no further action or consideration required by either party, and no lawsuit has been filed against the Company.


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

                                    13 of 29

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

     - On January 23, 1996, the Company issued 567,400 shares of the Company's common stock to Banque SCS Alliance S.A. having an agreed value based on a discount for resale restictions of $1.5 million, as payment for financial advisory and referral services provided to the Company. Based on the domicile of Banque SCS Alliance S.A. in Switzerland and its commitment to comply with the resale restricitons of Regulation S, the Company believes these shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

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

     - On March 29, 1996, the Company sold 160,057 shares of its Series B Preferred Stock to Banque SCS for $800,284. The Series B Preferred Stock is convertible into shares of the Company's common stock anytime prior to March 1, 1998 at a conversion price equal to 40% of the lowest market price of the common stock for 18 months immediately prior to the conversion. Based on the domicile of Banque SCS Allicance S.A. in Switzerland and its commitment to comply with the resale restrictions of Regulation S, the Company believe these shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

     - On June 4, 1996, the Company sold 200,000 shares of its common stock for $879,424 a small group of private investors. Based on the knowledge, experience and economic strength of this group of investors, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

     - On July 29, 1996, the Company issued 10,000 shares of its common stock to Banque SCS to repay a $17,261 indebtedness. Based on the domicile of Banque SCS Alliance S.A. in Switzerland and its commitment to comply with the resale restrictions of Regulation S, the Company believes these shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

                                    14 of 29

     - On September 11, 1996, the Company issued 2,000 shares each to Mark Qualey and Cambridge Consultants for promotional and advertising services valued at $12,000. Based on the knowledge, experience and economic strength of these persons, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

     - On September 30, 1996, the Company issued 10,000 shares of its common stock to Banque SCS to repay a $17,261 indebtedness. Based on the domicile of Banque SCS Alliance S.A. in Switzerland and its commitment to comply with the resale resstricions of Regulaiton S, the Company believes these shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

     - On December 10, 1996, the Company issued 1,804 shares of its Series A Preferred Stock to George Dalton to satisfy indebtedness of $9,020 owed to Mr. Dalton. The Series A. Preferred Stock is convertible into shares of the Company's common stock anytime prior to March 1, 1998 at a conversion price equal to 60% of the average market price of the common stock for 90 days immediately prior to the conversion. Based on the knowledge, experience and economic strength of Mr. Dalton, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

     - On December 30, 1996, the Company issued 27,637 shares of its common stock to Banque SCS to repay a $138,185 indebtedness owed to Banque SCS. Based on the domicile of Banque SCS Alliance S.A. in Switzerland and its commitment to comply with the resale restrictions of Regulation S, the Company believes these shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

    - On August 22, 1997 the Company issued a total of 250,000 shares of its common stock, in the aggregate, to its officers and to an officer of ARDCO, having an agreed value based on a discount for resale restrictions of $312,500, as a bonus for services rendered and to be rendered to the Company during the critical period of June-December 1997. Mr. Duane Marchant received 150,000 shares, Mr. Stephen Spencer received 35,000 shares, Mr. Bruce Frodsham received 30,000 shares and Mr. Karl Badger, the President of ARDCO, received 35,000 shares. (The shares of Mr. Marchant are listed in the table on page 23) All of these individual are considered accredited investors by virtue of the fact they are either officers or directors of the Company. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2).

    - In November 1997, the Company issued a total of 50,000 shares of common stock to two unrelated creditors in satisfaction of $117,720 of overdue amounts. Based on the knowledge, experience and economic strength of these persons, the Company believes that these two placements qualify for the exemption under
Section 4(2) of the Securities Act of 1933.

    - On November 26, 1997 the Company issued 6,672,578 shares of its Series D Convertible Preferred Stock valued at $13,143,954, to the shareholders of US Golf in connection with the reverse acquisition transaction discussed elsewhere in this Report. The Series D Preferred Stock will automatically convert into shares of the Company's common stock at a conversion rate of four shares of common stock for each share of Class D Stock upon the approval of an increase of the Company's authorized common stock to 100,000,000 shares. The Company relied on the exemptions of Sections 4(2) and 4(6) and Regulation S to effect this share exchange with the US Golf shareholders.

    - On December 4, 1997 the Company issued 3,432,713 shares of Common Stock to the shareholders of Pelican Strand Development Corporation valued at $9,439,960, in connection with the Company's acquisition of its equity interest in Pelican Strand. The Company relied on the exemptions of Sections 4(2) and 4(6) to effect this transaction.

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

                                    15 of 29

REORGANIZATION, RECAPITILIZATION AND ACQUISTIONS (see note 1 to "Notes to the Consolidated Financial Statements")

On November 26, 1997, Golf Ventures, Inc. concluded a significant transition that resulted in a complete modification of the financial reporting of the Company. In summary, the historical reporting of the results of operations of the Company now represents the results of U.S. Golf Communities, Inc. This transition of financial reporting from Golf Ventures, Inc. to U.S. Golf Communities, Inc. resulted because a controlling interest in Golf Ventures, Inc. was obtained by U.S. Golf Communities, Inc. shareholders. This change in control has been accounted for as an acquisition of Golf Ventures, Inc. by U.S. Golf Communities, Inc. (a reverse acquisition in which U.S. Golf is considered the acquirer for accounting purposes).

U.S Golf Communities, Inc. was formed as an entity that immediately prior to its merger with Golf Ventures, Inc. issued 1,270,968 shares of its capital stock in exchange for the outstanding common stock and partnership interests of with eighteen golf related development entities. Since the entities were under common ownership and control, the exchange was accounted for in a manner similar to a pooling of interest, and their financial information is presented as if they were a singly entity since inception.

Additionally on December 4, 1997, the Company acquired 81% of the outstanding capital stock of Pelican Strand Development Corporation ("PSDC"). PSDC is the 10% general partner of Pelican Strand LTD ("PSL"), a Florida limited partnership, which is developing a private golf course community in Naples, Florida. This acquisition has been accounted for using the purchase method of accounting, and the results of the acquired business have been included in the consolidated financial statements since the date of acquisition.

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

The decline in total food, beverage and pro shop sales for the 12 months ended December 31, 1997 compared to December 31, 1996 is primarily the result of a reduction in these sales at The Pines due to the disruption caused by the sale of the building and the relocation of the pro shop and business office. The Company believes this decline is temporary and expects to return to historical sales level at the Pines.
                                    16 of 29

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

Loss per common share of ($6.76) for the year ended December 31, 1997 compared to ($6.13) for the year ended December 31, 1996 is a result of the Company's net loss in 1997 of $13,039,692 compared to a net loss in 1996 of $7,795,177 and the

                                    17 of 29
increase in the number of weighted average of common shares outstanding for the comparative periods. Although there was an increase in the number of common shares outstanding at December 31, 1997 (9,172,737 shares) compared to the number of shares outstanding at December 31 1996 (1,270,968 shares) the weighted average shares for the twelve month period ended December 31, 1997 only increased by 658,481 shares. The full impact of these total shares outstanding at December 31, 1997 will be given full effect in the weighted average shares starting in the first quarter of 1998.

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

                                    18 of 29


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

                                    19 of 29

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

YEAR 2000 SOFTWARE ISSUE.

The Company uses a number of computer software programs and operating systems in its operations, including applications used in sales and marketing, billing, point of sales data collection, and other administrative functions. The Company believes that the manufacturers of the software applications it uses most frequently, including its systems software and its word-processing and spreadsheet software, are in the process of preparing or have already completed Year 2000 remediations for their products. There can be no assurance, however, that such remediation efforts have been or will be successful. In addition, the Company communicates electronically with a number of its banks, customers and suppliers with respect to a variety of functions, including cash management, ordering, billing and payroll. Any failure of the software of the Company's suppliers or customers to address the Year 2000 issue could impair the Company's ability to perform such functions. The Company is analyzing the potential impact

                                    20 of 29
of the Year 2000 issue on the Company's software and on the Company's interactions with its suppliers and customers and expects to make appropriate responses to address any issue identified by the end of 1998. Given the information known at this time about the Company's systems, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have any material adverse effect on the Company's business, financial condition or results of operations. However, the Company is still in the preliminary stages of analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software, or potential systems interruptions, would not have a material adverse effect on the Company's business, financial condition or results of operations.

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


                                    21 of 29

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


                                             BDO Seidman, LLP

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 13, 1998, the Company formally terminated its independent auditor relationship with Jones Jensen & Co. ("Jones, Jensen")

Each of Jones, Jensen's reports on the financial statements of the Company for the fiscal years ended March 31, 1997 and 1996 were qualified as to uncertainty with respect to the Company's ability to continue as a going concern.

The decision to change accountants was approved by the Company's Board of Directors.

During the fiscal years ended March 31, 1997 and 1996, and during the period April 1, 1997 through March 13, 1998, there were no disagreements with Jones, Jensen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or any reportable event.

On March 19, 1998, the Company formally engaged BDO Seidman LLP ("BDO") as its independent auditors who audited and reported on the financial statements of the Company for the fiscal year ended December 31, 1997, enclosed with this Form 10-K filing, (see Item 7 "Financial Statements").

Prior to engaging BDO, neither the Company nor anyone acting on its behalf consulted with BDO regarding the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on the Company's financial statements. In addition, during the Company's fiscal years ended March 31, 1997 and 1996, and the interim period from April 1, 1997 to March 13, 1998, neither the Company nor anyone acting on its behalf consulted with BDO with respect to any matters that were the subject of a disagreement (as defined in Item 302(a)(1)(iv) of regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).


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

                                    22 of 29

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

Mary Lynn (Jo) Stanchina, is Senior Vice President, Secretary, Chief Administrative Officer and Director of the Company. She was elected to the Board of Directors of the Company in December 1997 upon the resignation of Duane Merchant. Mrs. Stanchina is the spouse of Warren Stanchina, and has been active in the development and management of U.S. Golf Communities in the same positions that she now holds with the Company. Mrs. Stanchina has actively participated in co-founding and managing numerous golf properties since 1983. Ms. Stanchina is the co-beneficial owner of 1,306,614 shares of the Company's Series D Convertible Preferred Stock.

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

                                    23 of 29

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to any person known to the Company to be the beneficial owner of five percent 5% or more of any class of the Company's voting securities as of December 31, 1997. (Unless otherwise indicated, the individuals or entities identified each own their respective shares and have sole voting and sole investment powers regarding their

                                    24 of 29
disposition. The percentages are based upon 9,172,737 shares of Common Stock issued and outstanding at December 31, 1997, 29,084 shares of the Company's Series A Preferred Stock issued and outstanding at December 31, 1997, 28,340 shares of the Company's Series B Preferred Stock issued and outstanding at December 31, 1997, and 6,672,578 shares of the Company's Series D Preferred Stock issued and outstanding at December 31, 1997, and such percentages are computed in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended). The Total Common Stock Votes refers to the total common share votes able to be cast at a meeting of Shareholders as of December 31, 1997 by the holders of common stock, Series B Preferred Stock and Series D Preferred Stock.

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

                                    25 of 29

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

                                    26 of 29

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit No.    Exhibit Name
 3.1           Certificate of Incorporation,  as amended*
 3.2           The Company's ByLaws, as amended *
10.1           Option contract (Stucki)*
10.2           Extension to Option Contract (Stucki)*
10.3           Further Amendment to Option Contract (Stucki)*
10.4           Modification Agreement (Stucki)*
10.5           Further Modification Agreement (Stucki)*
10.6           Sales Agreement (Property Alliance)*
10.7           Addendum to Sales Agreement (Property Alliance)*
10.8           Acquisition Agreement (ARDCO)*
10.9           Agreement (Bear River Contractors)*
10.10          Reorganization Agreement with U.S. Golf Communities, Inc.**
10.11          Amendment No 1 to  Reorganization  Agreement with U.S. Golf
                Communities**
10.12          Acquisition  Agreement for the purchase of Pelican Strand. ***
10.13          Employment Agreement dated November 26, 1997 with
                Mr. Warren Stanchina ***
10.14          Employment Agreement dated November 26, 1997 with
                Mr. Eric LaGrange***
10.15          Consulting Agreement dated December 1, 1997 with
                Dr. Wolfgang Duren***
27             Financial Data Schedule

     * Incorporated by reference from the Company's Form 10-SB Registration Statement filed with the Commission September 6, 1996, File No. 0-21337.

                                    27 of 29

     ** Incorporated by reference from the Company's Form 8-K, filed with the Commission on November 25, 1997, File No. 0-21337.

     *** Incorpated by reference from the Company's 10-K, filed with the commission on June 10, 1998.

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



                                    28 of 29

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this Second Amended Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


GOLF VENTURES, INC.
   (Registrant)

Dated: September 17, 1998       BY:/s/ Warren Stanchina
                                  ---------------------------
                                  Warren Stanchina, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Second Amended Report on Form 10-KSB has been signed below by the following persons, being a majority of the board of directors of the registrant, on behalf of the registrant and in the capacities and on the date indicated.

Signature                Position with Company                          Date
/s/ Warren Stanchina     President, Chief Executive Officer and       09/17/98
--------------------     Director

/s/ Wolfgang Duren       Director                                     09/17/98
------------------
/s/ Mary Lynn Stanchina  Senior Vice President, Secretary, Chief      09/17/98
-----------------------  Administrative Officer and Director

/s/ Eric LaGrange        Executive Vice President and Chief           09/17/98
-----------------        Financial and Operating Officer



                                    29 of 29