Form 10QSB/A
period 1998-03-31
GOLF VENTURES INC
filed 1998-09-18
CIK 833864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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
                                                                   ------------
Commitments  and  contingencies                                               -

Stockholder's  Equity
  Preferred  stock - Class A  cumulative convertible,
    $.001  par  value,  shares authorized  350,000;
    issued  29,084                                                           29
  Preferred  stock - Class B  cumulative convertible,
    $.001 par  value,  shares  authorized  350,000;
    issued  28,340                                                           28
  Preferred  stock - Class C  cumulative  convertible,
    $.001  par  value,  shares authorized 136,039;
    none issued                                                               -
  Preferred stock - Class D convertible,  $.01 par
    value, shares authorized 8,000,000;  6,672,578 issued                66,726
  Common stock, $.001 par - shares authorized  25,000,000;
    issued 9,191,195                                                      9,191
  Additional  paid-in capital                                        37,453,520
  Accumulated deficit                                               (28,255,979)
                                                                   ------------
  Total Stockholders' Equity                                          9,273,515
                                                                   ------------
                                                                   $ 70,052,585
                                                                   ============

          See accompanying notes to consolidated financial statements.


                              Golf Ventures, Inc.
                     Consolidated Statements of Operations

Quarter ended March 31,                                      1998               1997
Operating revenue:                                        (unaudited)        (unaudited)
  Dues and fees                                         $    710,493       $    576,528
  Golf cart rentals                                          734,314            674,984
  Food, beverage and pro shop sales                          318,090            288,689
  Lot sales                                                  312,483          1,508,447
  Other                                                       23,709             53,860
                                                        ------------       ------------
Total operating revenue                                    2,099,089          3,102,508
                                                        ------------       ------------
Costs and expenses:
  Cost of merchandise and lots sold                          275,567            980,206
  General and administrative expenses                      2,392,407          2,320,953
                                                        ------------       ------------
Total costs and expenses                                   2,667,974          3,301,159
                                                        ------------       ------------
Loss from operations                                        (568,885)          (198,651)

Other income (expense):
  Interest income                                              1,065              5,590
  Interest expense                                        (1,281,399)        (1,038,574)
  Loss on sale of property and equipment                           -             (8,671)
  Loss on equity method investment                                 -           (180,047)
  Other                                                      (44,997)             1,131
                                                        ------------       ------------
Total other income (expense), net                         (1,325,331)        (1,220,571)
                                                        ------------       ------------
Net loss                                                $ (1,894,216)      $ (1,419,222)
                                                        ============       ============
Loss per common share                                   $      (0.21)      $      (1.12)
                                                        ============       ============
Weighted common shares outstanding                         9,186,581          1,270,968
                                                        ============       ============

          See accompanying notes to consolidated financial statements.


                              Golf Ventures, Inc.
                Consolidated Statements of Stockholders' Equity

                                           Common Stock              Additional
                                                        Par            Paid-in         Accumulated
                                        Shares          Value          Capital           Deficit
                                        ------          -----          -------           -------
Balance, December 31, 1996             1,270,968     $  12,710      $    544,636     $ (13,322,071)

Conversion of notes payable and
 accrued interest to capital                 -             -           5,333,024               -

Conversion of related party notes
 payable and accrued interest
 to capital                                  -             -           7,133,327               -

Payment of loan costs payable
 through the issuance of capital             -             -           1,566,926               -

Recapitalization                      (1,270,968)      (12,710)          (54,073)              -

Issuance of shares in reverse
 acquisition                           5,690,024         5,690        13,138,264               -

Issuance of common stock as payment
 of accounts payable                      50,000            50           117,670               -

Issuance of common stock for
 acquition                             3,432,713         3,433         9,436,527               -

Net loss                                     -             -                 -         (13,039,692)
                                      ----------     ---------      ------------     -------------
Balance, December 31, 1997             9,172,737     $   9,173      $ 37,216,301     $ (26,361,763)

Discount on conversion price of
 convertible notes payable                   -             -             186,479               -

Issuance of common stock as
 payment of accounts payable              18,458            18            50,740               -

Net loss                                     -             -                 -          (1,894,216)
                                      ----------     ---------      ------------     -------------
Balance, March 31, 1998 (unaudited)    9,119,195     $   9,191      $ 37,453,520     $ (28,255,979)
                                      ==========     =========      ============     =============

          See accompanying notes to consolidated financial statements.


                              Golf Ventures, Inc.
                Consolidated Statements of Stockholders' Equity


                                             Convertible               Convertible              Convertible
                                           Preferred Stock           Preferred Stock           Preferred Stock          Total
                                               Class A                   Class B                   Class D           Stockholders'
                                          Shares       Amount       Shares       Amount       Shares       Amount       Equity
                                          ------       ------       ------       ------       ------       ------       ------
Balance, December 31, 1996                    -           -            -             -            -           -        (12,764,725)

Conversion of notes payable and
 accrued interest to capital                  -           -            -             -            -           -          5,333,024

Conversion of related party notes payable
 and accrued interest to capital              -           -            -             -            -           -          7,133,327

Payment of loan costs payable
 through the issuance of capital              -           -            -             -            -           -          1,566,926

Recapitalization                          29,084          29       28,340            28    6,672,578      66,726                -

Issuance of shares in reverse
 acquisition                                  -           -            -             -            -           -         13,143,954

Issuance of common stock as
 payment of accounts payable                  -           -            -             -            -           -            117,720

Issuance of common stock for
 acquisition                                  -           -            -             -            -           -          9,439,960

Net loss                                      -           -            -             -            -           -        (13,039,692)
                                          ------       -----       ------         -----    ---------    --------      ------------
Balance, December 31, 1997                29,084       $  29       28,340         $  28    6,672,578    $ 66,726      $ 10,930,494

Discount on conversion price of
 convertible notes payable                    -           -            -             -            -           -            186,479

Issuance of common stock as
 payment of accounts payable                  -           -            -             -            -           -             50,758

Net loss                                      -           -            -             -            -           -         (1,894,216)
                                          ------       -----       ------         -----    ---------    --------      ------------
Balance, March 31,
 1998 (unaudited)                         29,084       $  29       28,340         $  28    6,672,578    $ 66,726      $  9,273,515
                                          ======       =====       ======         =====    =========    ========      ============



          See accompanying notes to consolidated financial statements.


                              Golf Ventures, Inc.
                     Consolidated Statements of Cash Flows

Quarter ended March 31,                                          1998                  1997
-----------------------                                          ----                  ----
Cash flows from operating activities:                         (unaudited)           (unaudited)
  Net loss                                                  $  (1,894,216)        $ (1,419,222)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation                                                   76,868              116,846
    Amortization                                                  263,181               99,346
    Discount on conversion price of
     convertible notes payable                                    186,479                    -
    Cash provided by (used for):
      Accounts receivable                                        (476,438)            (200,757)
      Inventories                                                  (2,402)              10,595
      Prepaid expenses                                             18,760             (480,537)
      Land and development costs                                  115,856            1,337,162
      Accounts payable                                            467,255               85,386
      Accrued expenses                                            (29,121)             268,568
      Accrued interest payable                                    857,950              960,756
                                                            -------------         ------------
Net cash provided by / (used for) operating activities           (415,828)             778,143
                                                            -------------         ------------
Cash flows from investing activities:
  Purchases of property and equipment                            (164,407)            (174,899)
  Proceeds from sale of property and equipment                          -                    -
  Investment in and advances to affiliate                         120,783                    -
                                                            -------------         ------------
Net cash used for investing activities                            (43,624)            (174,899)
                                                            -------------         ------------
Cash flows from financing activities:
  Proceeds from notes payable                                     348,785                    -
  Repayments of notes payable                                     (51,300)            (380,399)
  Proceeds from related party notes payable                       723,346              631,935
  Repayment of related party notes payable                       (282,457)            (903,200)
  Proceeds from convertible notes payable                               -               50,000
  Contributions of capital                                         50,758                    -
  Deferred loan costs                                            (242,500)                   -
                                                            -------------         ------------
Net cash provided by / (used for) financing activities            546,632             (601,664)
                                                            -------------         ------------
Net increase (decrease) in cash and cash equivalents               87,180                1,580

Cash and cash equivalents, beginning of period                    379,050              378,669
                                                            -------------         ------------
Cash and cash equivalents, end of period                    $     466,230         $    380,249
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

GOLF VENTURES, INC.

Signature               Position with Company                        Date
---------               ---------------------                        ----

/s/ Warren Stanchina    President, Chief Executive Officer    September 17, 1998
----------------------   and Director

/s/ Eric LaGrange       Senior Vice President and Chief       September 17, 1998
----------------------   Financial and Accounting Officer