Form 10QSB/A
period 1998-06-30
GOLF VENTURES INC
filed 1998-09-18
CIK 833864

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






                       THIS SPACE INTENTIONALY LEFT BLANK




                               Golf Ventures, Inc.
                           Consolidated Balance Sheet

    June 30,                                                                                   1998
    Assets                                                                                  (unaudited)
    Cash and cash equivalents..............................................................$     339,756
    Accounts receivable:
       Trade..............................................................................       779,757
       Related parties.....................................................................    1,437,667
       Other ............................................................................         65,418
    Inventories...........................................................................       138,578
    Prepaid expenses and other............................................................       498,754
    Investment in and advances to a related party company..................................    2,241,846
    Property and equipment, at cost, net of accumulated
       depreciation of $1,774,558..........................................................    8,190,951
    Land and development costs..............................................................  45,557,710
    Goodwill, net of accumulated amortization of $1,291,782................................    9,647,616
                                                                                            ------------
    Total assets............................................................................$ 68,898,053
                                                                                            ============
    Liabilities and Stockholders' Equity
    Liabilities:
    Accounts payable:
       Trade ..............................................................................$   4,520,298
       Related parties....................................................................     1,979,732
    Accrued expenses.....................................................................        783,687
    Accrued interest payable:
       Related parties....................................................................     4,347,293
       Other..............................................................................     3,870,185
    Loan costs payable....................................................................     2,086,658
    Notes payable..........................................................................   16,643,109
    Related party notes payable............................................................   25,114,574
    Convertible notes payable.............................................................     1,824,665
                                                                                            ------------
    Total liabilities......................................................................   61,170,201
                                                                                            ------------
    Commitments and contingencies......................................................                -
    Stockholders' Equity:
    Preferred stock - Class A cumulative convertible, $.001 par value,
       shares authorized 350,000; issued 24,780.........................................              25
    Preferred stock - Class B cumulative convertible, $.001 par value,
       shares authorized 350,000; none issued..........................................                -
    Preferred stock - Class C cumulative convertible, $.001 par value,
      shares authorized 136,039; none issued...........................................                -
    Preferred stock - Class D convertible, $.01 par value,
       shares authorized 8,000,000; 6,672,578 issued......................................        66,726
    Common stock, $.001 par - shares authorized 25,000,000;
       issued 9,850,356..................................................................          9,850
    Additional paid-in capital.............................................................   37,702,893
    Accumulated deficit..................................................................... (30,051,642)
                                                                                            ------------
    Total Stockholders' Equity............................................................     7,727,852
                                                                                            ------------
                                                                                            $ 68,898,053

                                                                                            ============

          See accompanying notes to consolidated financial statements.



                               Golf Ventures, Inc.
                      Consolidated Statements of Operations


                                                            Three Months                      Six Months
                                                            Ended June, 30                   Ended June 30,
                                                        1998              1997           1998             1997
                                                  ------------       -----------     ------------     ------------
   Operating revenue:                                        (unaudited)                       (unaudited)
     Dues and fees...............................   $  764,918        $  624,721      $ 1,475,411      $ 1,201,249
     Golf cart rentals..........................       562,121           571,315        1,296,435        1,246,299
     Food, beverage and pro shop sales .........       419,111           351,257          737,201          639,946
     Lot sales .................................       792,219           843,749        1,104,702        2,352,196
     Other....................................           2,673            27,041           26,382           80,901
                                                  ------------       -----------     ------------     ------------
   Total operating revenue.......................    2,541,042         2,418,083        4,640,131        5,520,591
                                                   -----------       -----------      -----------      -----------

   Costs and expenses:
     Cost of merchandise and lots sold..........       503,173           723,348          778,740        1,703,554
     General and administrative expenses.........    2,918,806         2,793,927        5,311,213        5,114,880
                                                   -----------       -----------      -----------      -----------
   Total costs and expenses......................    3,421,979         3,517,275        6,089,953        6,818,434
                                                   -----------       -----------      -----------      -----------

   Loss from operations.........................      (880,937)       (1,099,192)      (1,449,822)      (1,297,843)

   Other income (expense):
     Interest income..........................           2,394             5,452            3,459           11,042
     Interest expense...........................      (962,057)         (871,517)      (2,243,456)      (1,910,091)
     Loss on sale of property and equipment..                -                 -                -           (8,671)
     Loss on equity method investment.......                 -                 -                -         (180,047)
     Other......................................        44,937            33,386              (60)          34,517
                                                  ------------       -----------    --------------    ------------
   Total other income (expense), net............      (914,726)         (832,679)      (2,053,578)      (2,053,250)
                                                    -----------      ------------     ------------     ------------

   Net loss.....................................   $(1,795,663)      $(1,931,871)     $(3,689,879)     $(3,351,093)
                                                   ============      ============     ============     ============

   Loss per common share.......................       $  (0.19)         $  (1.52)        $  (0.40)        $  (2.64)
                                                      =========         =========        =========        =========

   Weighted common shares outstanding............    9,495,683         1,270,968        9,319,053        1,270,968
                                                   ===========       ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.



                               Golf Ventures, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                        Common Stock                 Additional
                                                                        Par            Paid-in      Accumulated
                                                      Shares           Value           Capital          Deficit
                                                      ------           -----           -------          -------
Balance, December 31, 1996.......................... 1,270,968       $ 12,710         $ 544,636      $ (13,322,071)

    Conversion of notes payable and
       accrued interest to capital..............           -            -             5,333,024              -

    Conversion of related party notes payable
      and accrued interest to capital...........           -            -             7,133,327              -

    Payment of loan costs payable through
      the issuance of capital.................           -             -              1,566,926              -

    Recapitalization............................... (1,270,968)       (12,710)          (54,073)             -

    Issuance of shares in reverse
     acquisition.................................... 5,690,024          5,690        13,138,264              -

    Issuance of common stock as payment
      of accounts payable..........................     50,000             50           117,670              -

    Issuance of common stock for acquition.......... 3,432,713          3,433         9,436,527              -

    Net loss................................             -             -                -              (13,039,692)
                                               ----------------  ------------      ------------      --------------

Balance, December 31, 1997.........................  9,172,737      $   9,173      $ 37,216,301      $ (26,361,763)

    Discount on conversion price of
      convertible notes payable                          -             -                186,479              -

    Issuance of common stock as payment
      of accounts payable..........................    268,458            268           300,490              -

    Conversion of Class A preferred stock.........       4,304              4              -                 -

    Conversion of Class B preferred stock..........    404,857            405              (377)             -

    Net loss..................................        -                 -                  -            (3,689,879)
                                              ---------------    ------------      ------------     --------------

Balance, June 30, 1998 (unaudited)................   9,850,356      $   9,850      $ 37,702,893      $ (30,051,642)
                                                    ==========      =========      ============      ==============

          See accompanying notes to consolidated financial statements.




                               Golf Ventures, Inc.
                 Consolidated Statements of Stockholders' Equity


                                       Convertible          Convertible           Convertible
                                     Preferred Stock      Preferred Stock       Preferred Stock        Total
                                         Class A             Class B               Class D           Stockholders'
                                    Shares   Amount     Shares   Amount       Shares   Amount          Equity
                                    ------   ------     ------   ------       ------   ------        -------------

Balance, December 31, 1996.........   -       -            -       -             -         -           (12,764,725)

    Conversion of notes payable and
      accrued interest to capital.    -       -            -       -             -         -             5,333,024

    Conversion of related party
      notes payable and accrued
      interest to capital             -       -            -       -             -         -             7,133,327

    Payment of loan costs payable
      through the issuance of
      capital......                   -       -            -       -             -         -              1,566,926

    Recapitalization..............  29,084        29     28,340       28    6,672,578      66,726           -

    Issuance of shares in reverse
      acquisition..............       -       -            -       -             -         -             13,143,954

    Issuance of common stock as
      payment of accounts payable     -       -            -       -             -         -                117,720

    Issuance of common stock for
      acquisition...............      -       -            -       -             -         -              9,439,960

    Net loss.....................     -       -            -       -             -         -            (13,039,692)
                                 ---------- --------  ---------  ---------   ---------   --------      ------------

Balance, December 31, 1997......... 29,084     $  29     28,340    $  28    6,672,578    $ 66,726     $ 10,930,494

   Discount on conversion price of
     convertible notes payable         -          -          -       -           -            -            186,479

   Issuance of common stock as
      payment of accounts payable      -          -          -       -           -            -           300,758

    Conversion of Class A preferred
       stock..................      (4,304)       (4)        -       -           -            -               -

    Conversion of Class B preferred
       stock.................           -         -    (28,340)     (28)         -            -               -

  Net loss.....................         -         -          -       -           -            -        (3,689,879)
                                 ----------  -------- ---------  -------     --------    ---------    -----------

Balance, June 30,
   1998 (unaudited)................ 24,780     $  25          -  $   -      6,672,578    $ 66,726     $  7,727,852
                                    ======     ===== ==========  =======    =========    ========     ============

          See accompanying notes to consolidated financial statements.



                               Golf Ventures, Inc.
                      Consolidated Statements of Cash Flows

Six months ended June 30,                                             1998                     1997
Cash flows from operating activities:                             (unaudited)               (unaudited)
    Net loss......................................................$  (3,689,879)           $ (3,351,093)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation............................................        138,119                 185,626
        Amortization............................................        526,362                 561,004
        Discount on conversion price of
          convertible notes payable                                     186,479                       -
        Cash provided by (used for):
           Accounts receivable...................................      (607,974)               (307,708)
           Inventories..........................................        (11,602)                 29,420
           Prepaid expenses.....................................       (315,214)               (230,403)
           Land and development costs...........................        256,222               1,250,823
           Accounts payable.......................................      (47,166)                 57,649
           Accrued expenses......................................      (204,477)              1,037,004
           Accrued interest payable.............................      1,660,207               1,393,357
                                                                ---------------            ------------
Net cash provided by / (used for) operating activities...........    (2,108,923)                625,679
                                                                 --------------            ------------

Cash flows from investing activities:
    Purchases of property and equipment..........................      (228,131)                   (286)
    Investment in and advances to affiliate......................     1,222,477                       -
                                                                 --------------          ---------------
Net cash used for investing activities.........................         994,346                    (286)
                                                                 --------------          ---------------

Cash flows from financing activities:
    Proceeds from notes payable.................................        784,322                   50,000
    Repayments of notes payable.................................       (110,598)                (524,354)
    Proceeds from related party notes payable...................      1,515,898                1,425,672
    Repayment of related party notes payable....................       (690,339)              (1,520,076)
    Proceeds from convertible notes payable...............                    -                   75,000
    Loan costs payable..........................................       (424,000)                       -
                                                                   ------------          ---------------
Net cash provided by / (used for) financing activities...........     1,075,283                 (493,758)
                                                                   ------------             ------------

Net increase (decrease) in cash and cash equivalents............        (39,294)                 131,635

Cash and cash equivalents, beginning of period..................        379,050                  378,669
                                                                  -------------             ------------

Cash and cash equivalents, end of period......................... $    339,756              $    510,304
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

9.  Litigation
    On May 24, 1994 a complaint was filed against the Company's U.S. Golf Pinehurst Plantation, Ltd. subsidiary in the U.S. District Court for the Middle District of North Carolina alleging that the Company was infringing on the trademark of Resorts of Pinehurst, Inc. arising out of the use of the term "Pinehurst Plantation" in connection with the Company's golf course operations and residential lot development. On July 14, 1997 judgement was entered against the Company holding that there was an infringement but postponing a decision on damages. On July 15, 1997 the Company appealed this judgement. On July 15, 1998 the Fourth Circuit Court of Appeals unanimously affirmed the district court's judgement. On September 4, 1998 the District Court entered a permanent injunction against the Company ordering that it cease any use of the word "Pinehurst" except "to fairly and accurately describe their geographic location". The Company is in the process of complying with this judgement and does not expect any material adverse impact from either the judgement or any future decision on damages.

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

    On October 10, 1996, a criminal complaint was filed in the Southern District of New York against George Badger, then the President of ARDCO, and a "control person" of the Company. Mr. Badger was indicted on a number of charges and was arraigned in the U.S. Federal District Court for the Southern District of New York on October 9, 1996. It is the understanding the company that the indictment related to alleged unlawful and undisclosed compensation to securities brokers and promoters to induce them to cause customers to purchase securities issued by ARDCO and the Company. The Company has learned that Mr. Badger has pleaded guilty to counts of: (i) conspiracy to commit securities fraud; (ii) securities fraud; (iii) criminal contempt; and (vi) perjury.

    On March 12, 1997, the Company received a subpoena duces tecum from the Commission to produce certain original documents and to testify in the Commission's investigation regarding Trading in Certain Over-the-Counter Securities ("NY-6375") pursuant to a formal order issued by the Commission under Section 20(a), under the Securities Act of 1933 and Section 21(a) of the Securities Exchange Act of 1934. The requested documents related to the Company's loans or other forms of financing or credit obtained or sought by the Company and all correspondence between the Company and the various funding entities. On July 25, 1997, the Company President and its Secretary received subpoenas duces tecum from the Commission, and on August 7 and 8, such officers testified before the Commission in New York.

    On August 7, 1997, the Commission issued another subpoena duces tecum, to GVIM requesting that GVIM produce all minutes and other documents relating to meetings of the Company's Board of Directors held during the period of January 1, 1993 through that date. The Company intends to continue to cooperate full with the Commission in its investigation.

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

    On December 4, 1997, the Company entered into a stock purchase agreement (the "agreement") with Maricopa Hardy Development Group, Inc. ("Maricopa") for the Company's purchase of 81% of the outstanding capital stock of Pelican Strand Development Corporation. Subsequent to December 4, 1997,
    Maricopa claimed that the Company had breached certain terms of the agreement and requested that the Company rescind the agreement. The Company believe that the terms of the agreement have been met and has refused to rescind the stock purchase agreement. The parties are negotiating a resolution to this dispute and the Company believes that there will be no further action or consideration required by either party, and no lawsuit has been filed against the Company.

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

    As consideration for structuring and advisory services provided by Credit Suisse First Boston Mortgage Capital LLC. for these loans, the Company and Pelican Strand, Ltd. paid fees of $4,327,500 at closing and are obligated for an additional $5,000,000 payment by November 15, 1998. The Company also issued 13,651,710 shares of its Common Stock to Credit Suisse First Boston Mortgage Capital LLC., representing 24.9% of the current and committed shares of stock to be outstanding after the completion of various corporate actions agreed with by Credit Suisse First Boston Mortgage Capital LLC. The value of these shares approximately $19,112,400, together with the additional $5 million in fees will be accounted for as an investment in and an advance to Pelican Strand Ltd. in the Company of approximately $14,194,420. At July 2, 1998 the Company had issued a total of 13,648,182 shares in payment of the common stock portion of this fee, which represented 55.5% of the then outstanding shares of the Company.

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

    - On July 6, 1998, the Company issued 862,000 shares of its common stock to American Resource and Development Company in settlement of certain claims for compensation for services. These shares valued at $1,456,780 will be accounted for as a non-operating expense in the current financial reporting period of the Company. The Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

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
                                             ==========        ==========      =============     ============

As this table shows, although total revenues increased by $122,959, or 5.1% for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997, there were offsetting variances between golf course and club operations and property sales. Of the ($51,530) decrease in lot sales, a decrease of ($637,400) occurred at the Company's Cutter Sound development project offset by an increase of $560,412 in lot sales at the Company's Northshore development project in the quarter ended June 30,1998 as compared to the quarter ended June 30, 1997. This decrease at Cutter Sound was the result of exclusive waterfront homesites with yacht slips being sold in the quarter ended June 30, 1997 that did not repeat in the current quarterly period. Of the increase in dues and fees 70% or $98,012 is attributed to Northshore related to the increase in lot sales noted above.

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

Interest expense was $2,056,977 for the six months ended June 30, 1998 compared to $1,910,091 for the six months ended June 30, 1997. This increase in other income (expense) of $146,886 was offset by none recurring losses on investments totaling $180,047 for the six months ended June 30, 1997.

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

The Company is in the real estate development business. Costs of acquiring and developing property accumulate during the development process, and debt incurred to pay for these costs generates increasing interest expense. In the early stages of a property development company's business plan, revenues are generally not sufficient to cover these expenses, thus operating losses occur. The key to the Company achieving profitable operations is the availability of sufficient debt and/or equity funding to move its properties from development stage to a sustained revenue producing stage. Historically, other than at Cotton Acres and Cotton Manor, the Company has not been able to attract and manage sufficient funding to achieve the timely development of its properties. The Company has also acquired more development properties than it has had the ability to timely develop into revenue producing properties, largely as a result of opportunities that could not be ignored or postponed.

The Company believes that the newly closed Credit Suisse First Boston loan facility provides the Company with financial resources to actively pursue those development projects that were in the planning stage. The Company is also closely examining all of its current development projects to determine if one or more existing projects might better serve the Company as a property sale in the near term as opposed to continuing development efforts.

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

GOLF VENTURES, INC.
Signature               Position with Company                      Date

/s/ Warren Stanchina    President, Chief Executive Officer    September 17, 1998
--------------------    and Director

/s/ Eric LaGrange       Senior Vice President and Chief
--------------------       Accounting Officer                 September 17, 1998