Form 10KSB/A
period 1997-12-31
GOLF VENTURES INC
filed 1998-10-15
CIK 833864

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

                                    12 of 29

f. On December 8, 1997 the Commission filed a complaint against the Company and certain of its former officers and directors in the United States District Court for the District of Utah (SEC v. Badger, Golf Communities of America, Inc., f.k.a. Golf Ventures, Inc., Duane Marchant, Stephen Spencer, Karl Badger, Marion Sherrill, Harmon S. Hardy, Jr. La Jolla Capital Financial Corp., Harold B. Gallison, Jr., Terry Hughes, Marvin Susemihl, David Rosenthal, William Slone and Andrew Sears). In the third and fourth complaints for relief the Commission alleges that certain historical press releases and public disclosure filings by the Company were materially false and misleading, and thus violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 as well as Sections 13(a) of the Exchange Act and Rules 12b-20, 13g-1 and 13a-13. The Company is talking with the Commission in an effort to resolve this litigation. The Company has not yet been required to answer the complaint.

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

     - On September 30, 1996, the Company issued 10,000 shares of its common stock to Banque SCS to repay a $17,261 indebtedness. Based on the domicile of Banque SCS Alliance S.A. in Switzerland and its commitment to comply with the resale restricions of Regulation S, the Company believes these shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

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

    - On November 26, 1997 the Company issued 6,672,578 shares of its Series D Convertible Preferred Stock valued at $13,143,954, to the shareholders of US Golf in connection with the reverse acquisition transaction discussed elsewhere in this Report. The Series D Preferred Stock will automatically convert into shares of the Company's common stock at a conversion rate of four shares of common stock for each share of Class D Stock upon the approval of an increase of the Company's authorized common stock to 100,000,000 shares. Of these shares 1,306,619 shares were issued to Warren and Mary Lynn Stanchina, who are officers and directors of the Company. Based on this fact these individuals are considered accredited investors and the Company relied on the exemption from registration of these shares under the Securities Act pursuant to Section 4(6). Additionally, 94, 172 shares were issued to David Byker, as agent for the original partners of Wedgefield Limited Partnership, a Michigan limited partnership. Based on the representations provided the Company in a loan conversion and exchange agreement dated September 7, 1997, the Company believes these investors possess the necessary knowledge, experience and economic strength to qualify for the exemption under Section 4(2) of the Securities Act of 1933. The balance of these shares 5,271,792 shares were issued to an unrelated group of private, foreign investors. Based on the domicille of these individuals, all German citizens, and their commitment in the various loan conversion and exchange agreements to comply with the resale restrictions of Regulation S, the Company believes these shares were exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.


    - On December 4, 1997 the Company issued 3,432,713 shares of Common Stock to Maricopa Hardy Development Group, Inc., the shareholders of Pelican Strand Development Corporation valued at $9,439,960, in connection with the Company's acquisition of its equity interest in Pelican Strand. Based on representations provided to the Company in the stock purchase agreement dated December 4, 1997 by Maricopa Hardy Development Group, Inc., whose beneficial owners are Robert Paul Hardy, David Mobley, Sr. and Rene Tolson, the Company believes these investors possess the necessary knowledge, experience and economic strength to qualify for the exemption under Section 4(2) of the Securities Act of 1933. Additionally two of these investors were and continue as officers and directors of the Pelican Strand Development Corporation. Based on this fact these individuals are considered accredited investors and the Company relied on the exemption from registration of these shares under the Securities Act pursuant to
Section 4(6).

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


GOLF VENTURES, INC.
   (Registrant)

Dated: October 15, 1998         BY:/s/ Warren Stanchina
                                  ---------------------------
                                  Warren Stanchina, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Second Amended Report on Form 10-KSB has been signed below by the following persons, being a majority of the board of directors of the registrant, on behalf of the registrant and in the capacities and on the date indicated.

Signature                Position with Company                          Date
/s/ Warren Stanchina     President, Chief Executive Officer and       10/15/98
--------------------     Director

/s/ Wolfgang Duren       Director                                     10/15/98
------------------
/s/ Mary Lynn Stanchina  Senior Vice President, Secretary, Chief      10/15/98
-----------------------  Administrative Officer and Director

/s/ Eric LaGrange        Executive Vice President and Chief           10/15/98
-----------------        Financial and Operating Officer



                                    29 of 29