Form 10QSB
period 1998-09-30
GOLF VENTURES INC
filed 1998-11-16
CIK 833864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998


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
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification Number)


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


               Class                        Outstanding as of October 30, 1998
     Common Stock, par value $.OO1                      24,610,538

                                TABLE OF CONTENTS

                           Heading                                         Page

PART I. CONSOLIDATED FINANCIAL STATEMENTS
Item 1.    Consolidated Financial Statements.................................3

         Consolidated Balance Sheet - September 30,1998......................4
         Consolidated Statements of Operations
           Three and nine months ended September 30, 1998 and 1997...........5
         Consolidated Statements of Stockholders Equity-December 31, 1996
           through September 30, 1998.......................................6-7
         Consolidated Statements of Cash Flows - Nine months ended
           September 30, 1998 and 1997.......................................8
         Notes to Consolidated Financial Statements........................9-14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................14-20

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.................................................20-22
Item 2.  Changes in Securities..............................................22
Item 3.  Upon Senior Securities.............................................23
Item 4.  Submission of Matters to a Vote of Securities Holders..............23
Item 5.  Other Information..................................................23
Item 6.  Exhibits and Reports on Form 8-K..................................23-24

SIGNATURES..................................................................24

Financial Data Schedule - Exhibit 27........................................25

                                     PART I

Item 1.   Consolidated Financial Statements

The following, unaudited financial statements as of and for the period ended September 30, 1998, include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.




                       THIS SPACE INTENTIONALLY LEFT BLANK


                                                Golf Ventures, Inc.
                                            Consolidated Balance Sheet

September 30,                                                                                   1998
                                                                                                ----
Assets                                                                                       (unaudited)
    Cash and cash equivalents                                                              $     885,107
    Restricted cash                                                                           22,550,340
    Accounts receivable:
       Trade                                                                                     768,066
       Related parties                                                                         1,364,335
       Other                                                                                      79,989
    Inventories                                                                                  141,887
    Prepaid expenses and other                                                                   356,091
    Investment in and advances to a related party company                                     11,489,503
    Property and equipment, at cost, net of accumulated
       depreciation of $1,857,495                                                              8,311,434
    Land and development costs                                                                95,371,345
    Deferred loan costs                                                                       17,883,831
    Goodwill, net of accumulated amortization of $3,413,762                                    9,122,269
                                                                                           -------------
    Total Assets                                                                           $ 168,324,196
                                                                                           =============

    Liabilities and Stockholders' Equity
    Liabilities:
    Accounts payable:
       Trade                                                                               $   4,572,415
       Related parties                                                                         1,855,631
    Accrued expenses                                                                           2,889,363
    Accrued interest payable:
       Related parties                                                                         2,974,465
       Other                                                                                     649,724
    Loan costs payable                                                                        10,485,611
    Notes payable to bank, net of unamortized deferred loan costs of $15,860,599              86,589,401
    Notes payable                                                                              2,271,775
    Related party notes payable                                                               16,535,072
    Convertible notes payable                                                                 21,185,864
                                                                                           -------------
    Total Liabilities                                                                      $ 150,009,321
                                                                                           -------------
    Commitments and contingencies                                                                      -
    Stockholders' Equity:
    Preferred stock - Class A cumulative convertible, $.001 par value,
       shares authorized 350,000; issued 24,780                                                       25
    Preferred stock - Class B cumulative convertible, $.001 par value,
       shares authorized 350,000; none issued                                                          -
    Preferred stock - Class C cumulative convertible, $.001 par value,
      shares authorized 136,039; none issued                                                           -
    Preferred stock - Class D convertible, $.01 par value,
       shares authorized 8,000,000; 6,672,578 issued                                              66,726
    Common stock, $.001 par - shares authorized 25,000,000;
       issued 24,610,538                                                                          24,611
    Additional paid-in capital                                                                58,668,904
    Accumulated deficit                                                                      (40,445,391)
                                                                                           -------------
    Total Stockholders' Equity                                                                18,314,875
                                                                                           -------------
                                                                                           $ 168,324,196
                                                                                           =============

          See accompanying notes to consolidated financial statements.



                                                Golf Ventures, Inc.
                                       Consolidated Statements of Operations


                                                            Three Months                       Nine Months
                                                         Ended September 30,               Ended September 30,
                                                        1998              1997           1998             1997
                                                        ----              ----           ----             ----
   Operating revenue:                                        (unaudited)                       (unaudited)
     Dues and fees                               $   703,113          $569,414        $ 2,178,524      $ 1,770,663
     Golf cart rentals                               389,344           446,446          1,685,779        1,692,745
     Food, beverage and pro shop sales               352,348           295,593          1,089,549          935,539
     Lot sales                                        64,930           852,787          1,169,632        3,204,983
     Other                                            51,806           123,623             78,187          204,524
                                                      ------           -------        -----------          -------
   Total operating revenue                         1,561,541         2,287,863          6,201,671        7,808,454
                                                   ---------         ---------        -----------        ---------

   Costs and expenses:
     Cost of merchandise and lots sold               194,152           461,461            972,892        2,165,015
     General and administrative expenses           2,919,438         2,226,389          8,230,651        7,341,269
                                                   ---------         ---------          ---------        ---------
   Total costs and expenses                        3,113,590         2,687,850          9,203,543        9,506,284
                                                   ---------         ---------          ---------        ---------

   Loss from operations                           (1,552,049)         (399,987)        (3,001,872)      (1,697,830)
                                                   ----------          -------          ---------       ----------

   Other income (expense):
     Interest income                                 101,510            29,410            104,969           40,452
     Interest expense                             (5,546,331)       (2,046,024)        (7,789,787)      (3,956,115)
         Loss on sale of property and equipment         -                 -                  -
       (8,671)
     Loss on equity method investment                   -                 -                  -            (180,047)
     Settlement of disputes                        3,672,467)             -            (3,672,467)            -
     Other                                           275,588           (55,701)           275,529          (21,184)
                                                     -------            ------            -------           ------
   Total other income (expense), net              (8,841,700)       (2,072,315)       (11,081,756)      (4,125,565)
                                                   ---------       -----------         ----------        ---------

   Net loss                                     $(10,393,749)      $(2,472,302)      $(14,083,628)     $(5,823,395)
                                                =============      ============      ============      ===========

   Basic and diluted loss per common share      $       (.42)      $     (1.95)      $      (1.11)     $     (4.58)
                                                ============       ===========       ============      ===========

   Weighted common shares outstanding             24,610,538         1,270,968         12,717,161        1,270,968
                                                ============       ===========       ============      ===========

          See accompanying notes to consolidated financial statements.



                                                Golf Ventures, Inc.
                                  Consolidated Statements of Stockholders' Equity

                                                           Common Stock               Additional
                                                                        Par            Paid-in        Accumulated
                                                      Shares           Value           Capital          Deficit
                                                      ------           -----           -------          -------
Balance, December 31, 1996                           1,270,968       $ 12,710         $ 544,636      $ (13,322,071)

    Conversion of notes payable and
       accrued interest to capital                         -             -            5,333,024               -

    Conversion of related party notes payable
      and accrued interest to capital                      -             -            7,133,327               -

    Payment of loan costs payable through
      the issuance of capital                            -               -            1,566,926               -

    Recapitalization                                (1,270,968)       (12,710)          (54,073)              -

    Issuance of shares in reverse
     acquisition                                     5,690,024          5,690        13,138,264               -

    Issuance of common stock as payment
      of accounts payable                               50,000             50           117,670               -

    Issuance of common stock for acquition           3,432,713          3,433         9,436,527               -

    Net loss                                              -              -                 -           (13,039,692)
                                                     ---------      ---------      ------------         ----------

Balance, December 31, 1997                           9,172,737      $   9,173      $ 37,216,301       $(26,361,763)

    Discount on conversion price of
      convertible notes payable                           -              -              186,479               -

    Issuance of common stock as payment
      of accounts payable                              268,458            268           300,490               -

    Conversion of Class A preferred stock                4,304              4              -                  -

    Conversion of Class B preferred stock              404,857            405              (377)              -

    Issuance of common stock as payment
       of settlement                                   862,000            862         1,455,918               -

    Issuance of common stock in conversion
       of related party note payable and interest      250,000            250           422,250               -

    Issuance of common stock as payment
       of loan costs                                13,648,182         13,649        19,087,843               -

    Net loss                                              -              -                 -           (14,083,628)
                                                    ----------         ------        ----------         ----------

Balance, September 30, 1998 (unaudited)             24,610,538     $   24,611      $ 58,668,904      $ (40,445,391)
                                                   ===========     ==========      ============      ==============

          See accompanying notes to consolidated financial statements.


                                                Golf Ventures, Inc.
                                  Consolidated Statements of Stockholders' Equity


                                       Convertible         Convertible          Convertible
                                     Preferred Stock     Preferred Stock      Preferred Stock           Total
                                         Class A             Class B               Class D           Stockholders'
                                    Shares   Amount     Shares   Amount       Shares   Amount           Equity
                                    ------   ------     ------   ------       ------   ------           ------

Balance, December 31, 1996            -        -          -        -            -         -           (12,764,725)

    Conversion of notes payable and
      accrued interest to capital.    -        -          -        -            -         -             5,333,024

    Conversion of related party
      notes payable and accrued
      interest to capital             -        -          -        -            -         -             7,133,327

    Payment of loan costs payable
      through the issuance of
      capital                         -        -          -        -            -         -             1,566,926

    Recapitalization                29,084       29     28,340       28    6,672,578    66,726               -

    Issuance of shares in reverse
      acquisition                     -        -          -        -            -         -            13,143,954
                                    ------    -----   -------   -------    ---------   -------       ------------
    Issuance of common stock as
      payment of accounts payable     -        -          -        -            -         -               117,720

    Issuance of common stock for
      acquisition                     -        -          -        -            -         -             9,439,960

    Net loss                          -        -          -        -            -         -           (13,039,692)

Balance, December 31, 1997          29,084   $   29     28,340   $  28     6,672,578   $66,726        $10,930,494

    Discount on conversion price of
      convertible notes payable       -        -          -        -            -         -               186,479

    Issuance of common stock as
      payment of accounts payable     -        -          -        -            -         -               300,758

    Conversion of Class A preferred
       stock                        (4,304)      (4)      -        -            -         -                  -

    Conversion of Class B preferred
       stock                          -        -       (28,340)    (28)         -         -                  -

    Issuance of common stock as
      payment of settlement           -        -          -        -            -         -             1,456,780

  Issuance of common stock in
     conversion of related party note
     payable and interest             -        -          -        -            -         -               422,500

  Issuance of common stock as
     payment of loan costs            -        -          -        -            -         -            19,101,492

  Net loss                            -        -          -        -            -         -           (14,083,628)
                                    ------    -----   -------   -------    ---------   -------       ------------

Balance, September 30,
   1998 (unaudited)                 24,780    $  25       -     $  -       6,672,578   $66,726       $ 18,314,875
                                    ======    =====   =======   =======    =========   =======       ============

          See accompanying notes to consolidated financial statements.



                                                Golf Ventures, Inc.
                                       Consolidated Statements of Cash Flows

Nine months ended September 30,                                         1998                     1997
Cash flows from operating activities:                                 (unaudited)           (unaudited)
    Net loss                                                       $  (14,083,628)          $ (5,823,395)
    Adjustments to reconcile net loss to net
      cash used for operating activities:
        Depreciation                                                      221,056                185,626
        Amortization                                                    4,223,067              1,173,658
        Discount on conversion price of
            convertible notes payable                                     186,479                   -
        Issuance of common stock as
            payment of settlement                                       1,456,780                   -
        Cash provided by (used for):
           Accounts receivable                                           (537,522)              (157,075)
           Inventories                                                    (14,911)                27,276
           Prepaid expenses                                              (172,551)                32,523
           Land and development costs                                  (1,360,778)             1,381,668
           Accounts payable                                            (1,462,653)              (130,579)
           Accrued expenses                                             1,901,199                586,990
           Accrued interest payable                                    (2,059,474)             2,271,291
                                                                       ----------              ---------
Net cash used for operating activities                                (11,702,936)              (452,017)
                                                                      -----------               --------

Cash flows from investing activities:
    Purchases of property and equipment                                  (431,551)               (29,239)
    Restricted cash from acquisition                                   13,514,366                   -
    Cash acquired in acquisition                                          174,875                   -
    Investment in and advances to affiliate                             2,092,747                   -
                                                                        ---------                -------
Net cash provided by (used for )investing activities                   15,350,437                (29,239)
                                                                       ----------                -------

Cash flows from financing activities:
    Increase in restricted cash                                       (22,550,340)                  -
    Proceeds from note payable to bank                                 11,927,523                   -
    Proceeds from notes payable                                           794,322              1,107,029
    Proceeds from related party notes payable                           6,658,076              1,637,262
    Repayments of notes payable                                          (141,215)              (524,354)
    Repayment of related party notes payable                             (852,749)            (1,520,076)
    Contributions of capital                                                 -                    37,771
    Deferred loan costs                                                 1,022,939               (199,000)
                                                                        ---------               --------
Net cash provided by (used for) financing activities                   (3,141,444)               538,632
                                                                       ----------                -------

Net increase in cash and cash equivalents                                 506,057                 57,376

Cash and cash equivalents, beginning of period                            379,050                378,669
                                                                          -------                -------

Cash and cash equivalents, end of period                                 $885,107               $436,045
                                                                         ========               ========


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

3.   Recapitalization and Acquisition of GVI
     Effective November 24, 1997, GVI acquired all of the outstanding stock of USGCI in a reverse acquisition in which USGCI's stockholders acquired voting control of GVI. The acquisition was accomplished through an exchange of stock in which GVI exchanged 6,672,578 shares of Class D convertible preferred stock for 100% of the outstanding stock of USGCI. Upon completing the transaction, the stockholders of USGCI controlled 81% of the voting rights of the combined Company.

     For financial reporting purposes, USGCI is deemed to be the acquiring entity. The acquisition has been reflected in the accompanying consolidated financial statements as a recapitalization of USGCI (whereby the issued and outstanding stock of USGCI was converted into 29,084 shares of Class A cumulative convertible preferred stock, 28,340 shares of Class B cumulative convertible preferred stock and 6,672,578 shares of Class D convertible preferred stock) with the issuance of the securities discussed in the following paragraph by USGCI in exchange for all of the outstanding equity securities of GVI.

     In the acquisition, USGCI is deemed to have issued 5,690,024 shares of common stock. The estimated fair value was based on the fair value of the GVI securities obtained by the USGCI stockholders in the acquisition.

     The acquisition was recorded using the purchase method of accounting. Accordingly, the consideration of $13,143,954 was allocated to the GVI net assets acquired based on estimated fair values including land and development costs of $22,136,951, other assets of $158,452, notes payable and debt of $7,442,667 and other liabilities of $1,708,782.

4.   Acquisition of Pelican Strand Development Corporation
     On December 4, 1997, GVI acquired 81% of the outstanding capital stock of Pelican Strand Development Corporation ("PSDC") in exchange for 3,432,713 shares of restricted common stock valued at $2.75 per share. The Company has agreed to register such shares under securities act of 1933, as amended, as soon as possible. PSDC is the 10% general partner of Pelican

     Strand LTD ("PSL"), a Florida limited partnership, which is developing a private golf course community in Naples, Florida. The acquisition has been accounted for using the purchase method of accounting, and the results of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $8,550,054 and has been recorded as goodwill, which is being amortized on a straight-line basis over ten years, based on the expected development period of the project.

5.   Acquisition of Arlington, Texas Property
     On  September  3,  1998,  the  Company  purchased  a  partially  developed, approximately 970 buildable-acre, real estate property located in Arlington, Texas from Metrovest Partners, Ltd (the "seller"), for a total purchase price of $47,971,635. The purchase price consisted of cash paid to the seller of $4,165,000, the issuance of convertible notes payable to the seller of $17,804,583, payment of the seller's bank mortgage of $18,944,920 and the assumption of trade accounts payable of $7,057,132. The convertible notes payable consist of a $15,000,000 and a $2,804,583 note payable to the seller. The notes and any related accrued interest are convertible, at any date through maturity, into 10,000,000 and 1,400,000 shares of the Company's common stock, respectively. The conversion rates are either equal to or above the average market value of the Company's common stock for five trading days prior to the transaction. The $15,000,000 and $2,804,583 convertible notes payable bear interest at 5.42% and 10% per annum, respectively, and principal and accrued interest are due in full on April 30, 1999, unless earlier converted. If the notes are converted into common stock, the underlying common stock carries piggyback registration rights and the Company has agreed to use its best efforts to register such shares under the securities act of 1933, as amended, on or before March 31, 1999.

6.   Related Party Transactions
     The Company is affiliated with various other companies through common control and stock ownership, which are not included in the accompanying consolidated financial statements. Material related party transactions between the Company and the affiliated companies consisted of the following:

     Accounts Receivable Related Parties
         Amounts due from related parties are comprised of amounts advanced to certain stockholders and to entities related by common management which are not included in the accompanying consolidated financial statements. The advances are non-interest bearing with no stipulated terms for repayment.

     Management  Fees
         U.S. Golf Management, Inc. (formerly "U.S. Golf Communities, Inc."); FSD Golf Club, Ltd.; NorthShore Golf Partners, Ltd.; NorthShore Development, Ltd.; Wedgefield Limited Partnership; and Pelican Strand Development Corporation had management agreements with related party companies. All agreements, except for the Pelican Strand Development Corporation agreement, were terminated in September 1997.

     Advances to Affiliates
         PSDC has recorded advances to affiliates from PSL and other related companies for construction costs incurred on their behalf of $724,874 and $2,574,417 as of September 30, 1998 and December 31, 1997, respectively. The advances to affiliates are non-interest bearing and have no stipulated repayment terms.

7.   Purchase of Minority Interest and Goodwill
     The Company owned approximately 60% of US Golf Pinehurst Plantation, Ltd. ("Plantation") and approximately 60% of another limited partnership, US Golf Pinehurst National, Ltd. ("National"), through March 1996. The remaining 40% of both Plantation and National was owned by an unrelated third party. During March 1996, the Company assigned its 60% ownership of National, paid $2,300,000 and issued a $1,200,000 note payable to acquire the remaining 40% ownership interest in Plantation from the unrelated third party. The balance of the Plantation minority interest at the date of the acquisition was $798,447. The Company accounted for its investment in National under the equity method of accounting. The balance of the Company's investment in National at the date of acquisition was $1,272,274. The acquisition of the remaining 40% interest was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $3,974,000, which was accounted for as goodwill and amortized over its estimated useful life of ten years. The operating results of Plantation were included in the Company's consolidated results of operations from the April 1994 inception of the partnership.

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

8.   Note Payable to Bank
     On July 2, 1998, the Company entered into several agreements with Credit Suisse First Boston Mortgage Capital LLC ("CSFB") which provided a $50,950,000 financing facility. In addition, the Company arranged and guaranteed a $35,600,000 financing facility with CSFB for PSL. In connection with the arrangement of the PSL financing facility, PSL agreed to loan the Company $4,642,176 from the proceeds of their financing in the form of a related party note payable.

     The purchase price of the Company's September 3, 1998 Arlington, Texas property acquisition (see Note 5) was also financed through funding from CSFB in the form of a $50,000,000 addition to the Company's previously existing $50,950,000 financing facility, which increased the aggregate financing facility to $100,950,000.

     From the net proceeds of the July 2, 1998 CSFB and PSL loans, the Company paid $31,166,492 of outstanding principal and accrued interest on its existing notes and related party notes payable, established property tax, insurance, working capital, interest, construction escrow and other reserve accounts totaling $11,379,989, paid trade accounts payable of $734,710, paid closing costs of $4,465,985(including structuring and advisory fees of $2,713,342 paid to CSFB) and received cash of $1,345,000. In addition, $6,500,000 of the total financing facility has been held back by the lender, in accordance with the loan agreement, until it becomes necessary for these funds to be used for certain development and improvement projects.

     From the proceeds of the September 3, 1998 $50,000,000 loan addition, the company paid the sellers mortgage in the Arlington, Texas transaction of $18,944,920, paid financing costs of $7,487,210(including structuring and advisory fees of $6,825,000 paid to CSFB), paid seller trade accounts payable of $5,713,629 assumed by the Company at closing, paid the cash portion of the purchase price of $4,165,000, established property tax, interest, and construction escrow reserve accounts totaling $13,514,366 and received cash of $174,875.

     The $100,950,000 CSFB aggregate financing facility bears interest at the London Interbank Offered Rate ("Libor") plus 5.6 percent per annum. Interest on the borrowing will be paid monthly with minimum principal repayments of $14,050,000 due on or before July 1, 1999, $36,550,000 on or before July 1, 2000 and the remainder due July 1, 2001. The PSL financing facility also bears interest at Libor plus 5.6 percent per annum. Interest on the PSL borrowing is to be paid monthly with minimum principal repayments of $5,778,765 due on or before July 1, 1999, $15,033,015 on or before July 1, 2000 and the remainder due on July, 2001.

     As additional consideration for structuring and advisory services provided by CSFB related to the financing facility, the Company issued an additional promissory note of $8,000,000 payable to CSFB. The note bears interest at Libor plus 4.5 percent per annum and is due on July 1, 2001. In addition, the Company is obligated to pay an additional $1,298,250 to CSFB as an exit fee for the loan. The Company also issued 13,648,182 shares of its common stock to CSFB on July 2, 1998 and has committed to issue another 3,815,528 shares of common stock in the future as additional consideration for their providing the Company financing. The Company has committed as a condition to the CSFB loan agreements, to settle certain pre-merger disputed obligations and loan fees with certain third parties. The Company issued 862,000 shares of common stock in July 1998 and is required to issue an additional 2,045,000 shares of common stock in the future related to these settlement transactions. These additional issuance's of common stock are subject to effectiveness of an increase in the amount of common stock authorized under the Company's Articles of Incorporation, action which was approved by shareholder written consent to become effective after notice to the shareholders generally, which is expected to occur in November, 1998. During July 1998, the Company recorded settlement expenses of $ 3,672,467 related to these settlement transactions.

     The common shares issued and committed, but not yet issued, to CSFB have been valued at $19,101,492 and $5,718,000, respectively, based upon the average market value of the Company's common stock for five trading days prior to the related transactions. An allocated portion of the value of the shares issued on July 2, 1998 and the additional $8,000,000 committed to be paid to CSFB totaling $11,149,918 have been recorded on the Company's balance sheet as an additional investment in PSDC. The remaining balance has been recorded as deferred loan costs of which $16,966,120 represents common stock related cost recorded as an offset to the September 30, 1998 notes payable to bank balance of $102,450,000. The loan costs, including the PSDC investment portion, are being amortized on the straight-line basis over the three-year term of the note.

     Also on September 3, 1998, the Company entered into a note consolidation and severance agreement with CSFB, whereby the aggregate principal balance of the Company's financing facility of $100,950,000 was severed into a $48,456,000 Class A promissory note, a $26,247,000 Class B promissory note and a $26,247,000 Class C promissory note. A similar note severance agreement was entered into to sever the PSL note payable in the amount of $35,600,000 into a $17,088,000 Class A promissory note, a $9,256,000 Class
     B promissory note and a $9,256,000 Class C promissory note. The individual and aggregate terms of the severed notes are equivalent to those of the former $100,950,000 and $35,600,000 notes as described above.


9.   Notes Payable
     Notes payable consist of the following as of September 30, 1998:

     Various unsecured notes payable bearing interest ranging from 8.2% to
     12.5% with accrued interest and principal payable currently                                        $1,271,775

     7.12%  unsecured note payable to an  international  bank with principal and accrued interest payable currently. Personally guaranteed by the Company
     President and other related parties.                                                               $1,000,000
                                                                                                        $2,271,775

10.  Notes Payable to Related Parties
     Notes payable to related  parties  consist of the following as of September
     30, 1998:
     Various  unsecured notes payable to stockholders  and other related parties bearing  interest  ranging  from 4% to 12.5%  with  principal  and  accrued
     interest payable currently.                                                                        $8,444,226

     Libor plus 5.6%  promissory  note payable to PSL with principal and accrued interest payable as normal partnership cash distributions are made from PSL
     to PSDC.                                                                                           $4,642,176

     10.5%  promissory note payable to a stockholder  with accrued  interest due quarterly and principal payable on June 10, 2001. Collateralized by certain
     land of the Company.                                                                               $3,448,670
                                                                                                       $16,535,072


11.  Convertible Notes Payable
     Convertible  notes  payable  consist of the  following as of September  30,
     1998:
     5.42% unsecured promissory note payable with principal and accrued interest due on April 30, 1999.  Convertible into 10,000,000 shares of the Company's common stock.
                                                                                                       $15,000,000

     10% unsecured  promissory note payable with principal and accrued  interest due on April 30, 1999.  Convertible  into 1,400,000 shares of the Company's common stock.
                                                                                                        $2,804,583

     Non-interest  bearing  unsecured  promissory  note  payable  to  a  Company stockholder  due  currently.  Convertible  into  1,476,761  shares  of  the
     Company's common stock.
                                                                                                        $1,851,616

     Various  promissory  notes payable bearing  interest ranging from 9% to 11%
     per annum with  principal  and  interest  due on demand.  Convertible  into
     Company  Common  stock at 70% of the market value of the  Company's  common stock for the ten trading days prior to the conversion date.
                                                                                                        $1,529,665
                                                                                                        ----------
                                                                                                       $21,185,864
                                                                                                       ===========

12. Conversion of Notes Payable and Related Party Notes Payable into Capital During 1997, $5,333,024 of notes payable and accrued interest and $7,133,327 of related party notes payable and accrued interest, respectively, were converted into Company capital at conversion prices equal to $1 of capital for each $1 of debt converted.


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

RESULTS OF OPERATIONS

For the Quarter Ended September 30, 1998, compared to the Quarter Ended September 30, 1997.
Total operating revenues for the quarter ended September 30, 1998 were $1,561,541 compared to $2,287,863 for the quarter ended September 30, 1997. The following table compares the changes in the Company's revenues identified by the various golf course operations and development activities:

                                           1998           1997       1998/1997    % Change
                                           ----           ----       ---------    --------
Dues and Fees                            $703,113        $569,414      133,699      23.5%
Golf Cart Rentals                         389,344         446,446      (57,102)    (12.8%)
Food, Beverage & Pro Shop Sales           352,348         295,593       56,755      19.2%
Lot Sales                                  64,930         852,787     (787,857)    (92.4%)
Other                                      51,806         123,623      (71,817)    (58.1%)
                                           ------         -------      --------     ------
Total Operating Revenues               $1,561,541      $2,287,863    $(726,322)    (31.7%)
                                       ==========      ==========    =========      =====

As this table shows, total revenues decreased by $726,322 or 31.7% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, primarily as a result of a decrease in lot sales of $787,857. Lot sale decreases of $649,192 and $151,400 occurred at the Company's NorthShore Development and Pinehurst Plantation projects, respectively, in the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. These decreases were the result of exclusive homesites being sold in the quarter ended September 30, 1997 that did not repeat in the current quarterly period. The increase in dues and fees of $133,699 or 23.5 % is attributed primarily to NorthShore related to an increase in the number of members during 1998.

Cost of merchandise and lots sold was $194,152 for the quarter ended September 30, 1998 as compared to $461,461 for the quarter ended September 30, 1997. This $267,309 decrease in cost is primarily attributed to the decrease in lot sales at NorthShore Development and Pinehurst Plantation.

General and Administrative expenses were $2,919,438 for the quarter ended September 30, 1998 compared to $2,226,389 for the quarter ended September 30, 1997. This increase of $693,049 includes $897,962 of expenses resulting from the Company's Pelican Strand and Golf Ventures acquisitions that were effective in the last quarter of 1997, but not included in the quarter ended September 30, 1997, and offset by reductions in general and administrative expenses throughout the Company.

Interest expense was $5,546,331 for the quarter ended September 30, 1998 compared to $2,046,024 for the quarter ended September 30, 1997. This increase of $3,500,307 is due primarily to the amortization of $3,171,357 of deferred loan costs during the quarter ended September 30,1998 associated with the July 2, 1998 and September 3, 1998 Credit Suisse First Boston transactions described in Note 8 to the consolidated financial statements.

Settlement of disputes expense was $3,672,467 for the quarter ended September 30, 1998 compared to $0 for the quarter ended September 30, 1997. This increase of $3,672,467 resulted from Company's commitment, as a condition to the Credit Suisse First Boston loan agreements, to settle certain pre-merger disputed obligations and loan fees with certain third parties, for which the Company issued 862,000 shares of common stock, and has committed to issue an additional 2,045,000 shares of common stock, resulting in the Company's recording of settlement of disputes expense of $3,672,467 in July, 1998. These additional issuance's of common stock are subject to effectiveness of an increase in the amount of common stock authorized under the Company's Articles of Incorporation, action which was approved by shareholder written consent to become effective after notice to the shareholders generally, which is expected to occur in November, 1998.

The cumulative effect of these results, reported above, is reflected in the increased net loss of $7,921,447 in the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997.

Loss per common share of $.42 for the quarter ended September 30, 1998 compared to $1.95 for the quarter ended September 30, 1997 is a result of the increase in the Company's net loss in 1998 of $10,393,749 compared to a net loss in 1997 of $2,472,302 and is offset by the increase in the number of weighted average common shares outstanding for the comparative periods. This increase of 23,339,570 in the weighted average shares, starting in the first quarter of 1998, is the result of the issuance of 5,690,024 for the reverse acquisition of Golf Ventures, Inc by US Golf Communities, Inc., the issuance of 3,432,713 for the acquisition of Pelican Strand and the issuance of 13,648,182 shares to Credit Suisse First Boston for financing costs in July, 1998.

For the Nine Months Ended September 30, 1998, Compared to the Nine Months Ended September 30, 1997.

Total operating revenues for the nine months ended September 30, 1998 were $6,201,671 compared to $7,808,454 for the nine months ended September 30, 1997. The following table compares the changes in the Company's revenues identified by the various golf course operations and development activities:

                                           1998             1997            1998/1997        % Change
                                           ----             ----            ---------        --------
Dues and Fees                           2,178,524         1,770,663           407,861          23.0%
Golf Cart Rentals                       1,685,779         1,692,745            (6,966)          0.0%
Food, Beverage & Pro Shop Sales         1,089,549           935,539           154,010          16.5%
Lot Sales                               1,169,632         3,204,983        (2,035,351)        (63.5%)
Other                                      78,187           204,524          (126,337)        (61.8%)
                                           ------           -------         ---------          -----
Total Operating Revenues               $6,201,671        $7,808,454       ($1,606,783)        (20.1%)
                                       ==========        ==========      =============         =====

As this table shows, lot sales accounted for nearly all of the decrease in total revenues for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Of this $2,035,351 decrease in lot sales, approximately $1,750,875 occurred at the Company's Cutter Sound development project in the nine months ended September 30,1998 as compared to the nine months ended September 30, 1997. This decrease at Cutter Sound was the result of exclusive waterfront homesites with yacht slips being sold in the nine months ended September 30, 1997 that did not repeat in the nine month period. The increase in dues and fees of 23% or $407,861 is attributed primarily to NorthShore related to an increase in the number of members during 1998.

Cost of merchandise and lots sold was $972,892 for the nine months ended September 30, 1998 as compared to $2,165,015 for the nine months ended September 30, 1997. This $1,192,123 decrease in cost is primarily attributed to decreased sales of lots discussed above.

General and Administrative expenses were $8,230,651 for the nine months ended September 30, 1998 compared to $7,341,269 for the nine months ended September 30, 1997. This increase of $889,382 includes $1,160,191 of expenses resulting from the Company's Pelican Strand and Golf Ventures acquisitions that were effective in the last quarter of 1997, however were not included in the nine months ended September 30, 1997, offset by reductions in general and administrative expenses throughout the Company.

Interest expense was $7,789,787 for the nine months ended September 30, 1998 compared to $3,956,115 for the nine months ended September 30, 1997. This increase of $4,412,364 was due to additional interest expense and the amortization of $3,171,357 of deferred loan costs during the quarter ended September 30, 1998 associated with the July 2, 1998 and September 3, 1998 Credit Suisse First Boston transactions described in Note 8 to the consolidated financial statements.

Settlement of dispute expense was $3,672,467 for the nine months ended September 30, 1998 compared to $0 for the nine months ended September 30, 1997. This increase of $3,672,467 resulted from Company's commitment as a condition to the Credit Suisse First Boston loan agreements to settle certain pre-merger disputed obligations and loan fees with certain third parties, for which the Company issued 862,000 shares of common stock and has committed to issue an additional 2,045,000 shares of common stock, resulting in the Company's recording of settlement of disputes expense of $3,672,467 in July, 1998. These additional issuance's of common stock are subject to effectiveness of an increase in the amount of common stock authorized under the Company's Articles of Incorporation, action which was approved by shareholder written consent to become effective after notice to the shareholders generally, which is expected to occur in November, 1998.

The cumulative effect of these results, as reported above, is reflected in the increased net loss of $8,260,233 in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increased loss is the result of the Company's high debt interest cost coupled with increased general and administrative operating overhead. In order to sustain these costs the Company will be required to increase its level of annual revenues by approximately $11,000,000 at current operating margins. The Company believes that this level of revenues is attainable with its future development plans.

The Company is in the real estate development business. Costs of acquiring and developing property accumulate during the development process, and debt incurred to pay for these costs generates increasing interest expense. In the early stages of a real estate development company's business plan, revenues are generally not sufficient to cover these expenses, thus operating losses occur.

The key to the Company achieving profitable operations is the availability of sufficient debt and/or equity funding to move its properties from development stage to a sustained revenue producing stage. Historically, the Company has not been able to attract and manage sufficient funding to achieve the timely development of its properties. The Company has also acquired more development properties than it has had the ability to timely develop into revenue producing properties, largely as a result of opportunities that could not be ignored or postponed.

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

Loss per common share of $1.11 for the nine months ended September 30, 1998 compared to $4.58 for the nine months ended September 30, 1997 is a result of the Company's net loss in 1998 of $14,083,628 compared to a net loss in 1997 of $5,823,395 and the increase of 11,446,193 in the number of weighted average of common shares outstanding for the comparative periods. This increase in the weighted average shares, starting in the first quarter of 1998, is the result of the reverse acquisition of Golf Ventures, Inc by US Golf Communities, Inc. which added 5,690,024 shares, the acquisition of Pelican Strand which increased the shares outstanding by 3,432,713 and the issuance of 13,648,182 shares to Credit Suisse First Boston for deferred loan costs in July, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Debt Liabilities:

The notes payable indebtedness of the Company at September 30, 1998 was $142,442,711 (see Note 8, "Note Payable to Bank", Note 9, "Notes Payable", Note 10, "Notes Payable to Related Parties" and Note 11 "Convertible Notes Payable" of the Notes to the Consolidated Financial Statements of the Company):

The Company has historically satisfied its cash needs through the sale of real estate, private placements of securities and secured borrowings. During the first nine months of 1998, the Company sold approximately $1,170,000 of real estate, or approximately 64% lower than the first nine months of 1997.

A summary of the Company's borrowing activities during the first nine months of 1998 follows:

Total notes payable at December 31, 1997                      $42,083,065
Total borrowings during 1998                                  128,421,152
Total repayment's during 1998                                 (28,061,506)
                                                              ------------
Total notes payable at September 30, 1998                    $142,442,711
                                                             ============

The Company will be obligated to repay over $12 million in notes during 1998 of which $10 million were delinquent at September 30, 1998. The Company's working capital at September 30, 1998 plus limited revenue from real estate sales and golf course operations will not be sufficient to pay these notes as and when due. Management recognizes that the Company has to secure additional financial resources or consider disposing of assets to enable it to continue operations. Management's plans include the conversion of the unsecured debt into equity, raising equity capital, and alliances or other partnering agreements with entities interested in and having the resources to support the Company's plans, or other business transactions, which would generate sufficient resources to assure continuation of the Company's operations.

Going Concern

The financial statements of the Company for the year ended December 31, 1997 includes an explanatory paragraph as to an uncertainty with respect to the Company's ability to continue as a going concern. This is based on the historical losses of the Company and its default under certain debt liabilities as discussed above.

YEAR 2000 SOFTWARE ISSUE.

A "Year 2000 problem" exists because many computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results.

The Company's State of Readiness

The Company uses a number of computer software programs and operating systems, including applications used in sales and marketing, billing, point of sales data collection, and other administrative functions. In addition, the Company communicates electronically with a number of its banks, and vendors with respect to a variety of functions, including cash management, ordering, billing and payroll. The Company's operating subsidiaries each currently utilize general ledger and point of sale software that is not year 2000 compatible. The general ledger and point of sale software are the key links of the Company's main operating and financial reporting applications. In addition to software issues, a portion of the Company's computer hardware will need to replaced with more current technology as embedded technology within much of the Company's current hardware is not year 2000 compatible. The Company's solution to the year 2000 issue includes the identification of specific internal computer software programs and hardware that will need to be upgraded or replaced, the identification of appropriate replacement software and hardware that is compatible with the Company's operating needs and year 2000 compliant and the installation and employee training related to the newly installed systems. Upon completion of the internal modifications, the company will determine the potential effect of external source year 2000 non-compliance and develop a plan to mitigate potential risks to the Company.

The Costs to Address the Company's Year 2000 Issues

The Company is currently in the process of selecting a new general ledger software from a group of year 2000 compatible programs and has replaced some incompatible computer hardware with year 2000 compliant technology to date. In addition, the Company is currently analyzing its other internal software applications and hardware technology in order to quantify the Company's internal year 2000 compliance requirements. The Company has plans to evaluate external source year 2000 compliance requirements, however, no steps have been taken to date in that regard. The Company's plans for general ledger software and hardware replacements and the costs associated with such replacements were primarily motivated by the age of the Company's current systems and a need for better information and efficiency, rather than by the year 2000 issue itself. The Company believes that the costs directly associated with the year 2000 issue will be less than $100,000.

The Risks of the Company's Year 2000 Issues and Contingency Plans

The Company believes that the manufacturers of the software applications it uses most frequently, including its word-processing and spreadsheet software, are preparing or have already completed year 2000 remediations for their products. In addition, the Company believes that the new general ledger system, once installed, will be fully year 2000 compatible. There can be no assurance, however, that such remediation efforts have been or will be successful or that any newly installed systems will be fully year 2000 compatible. The Company is unable to accurately predict the consequences of failed remediation efforts and a failure of the Company's new systems or external sources to effectively address the year 2000 issue. Any failure of the Company's software or the software of the Company's financial institutions and vendors to address the year 2000 issue could impair the Company's ability to perform normal operational functions. Because the Company is still evaluating the status of the systems used in operations of the Company and the systems of the third parties with which the Company conducts its business, management has not yet developed a comprehensive contingency plan and is unable to identify "the most reasonably likely worst case scenario" at this time. As management identifies significant risks related to the Company's Year 2000 compliance, management will develop appropriate contingency plans.

                                    PART II

Item 1. Legal Proceedings

The Company is presently involved in the following pending or threatened material litigation:

     a. On May 24, 1994 a complaint was filed against the Company's U.S. Golf Pinehurst Plantation, Ltd. Subsidiary in the U.S. District Court for the Middle District of North Carolina alleging that the Company was infringing on the trademark of Resorts of Pinehurst, Inc. arising out of the use of the term "Pinehurst Plantation" in connection with the Company's golf course operations and residential lot development. On July 14, 1997 judgement was entered against the Company holding that there was an infringement, but postponing a decision on damages. On July 15, 1997 the Company appealed this judgement. On July 15, 1998 the Fourth Circuit Court of Appeals unanimously affirmed the district court's judgement. On September 4, 1998 the District Court entered a permanent injunction against the Company ordering that it cease any use of the word "Pinehurst" except "to fairly and accurately describe their geographic location". The Company is the process of complying with this judgement and does not expect any material adverse impact from either the judgement or any future decision on damages.

     b. On November 21, 1995, a Complaint was filed against the Company in the Superior Court of Portland County, Georgia, under the caption Sam Benlow, Inc. n/k/a Financial Information Network, Inc. v. Golf Ventures, Inc. The Complaint sought payment of $1,141 allegedly due for services rendered in an advertising campaign. The Company negotiated a settlement whereby the matter was dismissed in exchange for the issuance of 4,000 shares of the Company's common shares, which would be covered by an S-8 registration statement. To date, such shares have not been delivered and the S-8 registration statement has not been filed. The Company anticipates that this matter will be finally resolved once the Company becomes able to use Form S-8.

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

     d. On March 12, 1997, the Company received a subpoena duces tecum from the Securities and Exchange Commission ("the" Commission) to produce certain original documents and to testify in the Commission's investigation regarding Trading in Certain Over-the-Counter Securities ("NY-6375") pursuant to a formal order issued by the Commission under
         Section 20(a). Under the Securities Act of 1933 and Section 21(a) of the Securities Exchange Act of 1934. The requested documents related to the Company's loans or other forms of financing or credit obtained or sought by the Company and all correspondence between the Company and the various funding entities. On July 25, 1997, the Company President and its Secretary received subpoenas duces tecum from the Commission, and on August 7 and 8, such officers testified before the Commission in New York.

         On August 7, 1997, the Commission issued another subpoena duces tecum, to GVI requesting that GVI produce all minutes and other documents relating to meetings of the Company's Board of Directors held during the period of January 1, 1993 through that date. The Company intends to continue to cooperate fully with the Commission in its investigation.

     e. On April 27, 1997, the Company's Montverde Property, Ltd. subsidiary was sued to enforce a mortgage in the original principal amount of $916,824, which had matured November 5, 1996, by Thomas C. McCarty in the Circuit Court of the Fifth Judicial Circuit in and for Lake County, Florida. On April 11, 1997, the parties entered into a payment arrangement to make monthly payments in the amount of $15,000 while the Company diligently pursues alternatives to payoff the mortgage. The payment arrangement was without prejudice to Montverde's asserting any claims or defenses to the mortgage enforcement.

     f. On December 8, 1997 the Commission filed a complaint against the Company and certain of its former officers and directors in the United States District Court for the District of Utah (SEC v. Badger, Golf Communities of America, Inc., f.k.a. Golf Ventures, Inc., Duane Marchant, Stephen Spencer, Karl Badger, and Marion Sherrill, Harmon S. Hardy, Jr. La Jolla Capital Financial Corp., Harold B. Gallison, Jr., Terry Hughes, Marvin Susemihl, David Rosenthal, William Slone and Andrew Sears). In the third and fourth complaints for relief the Commission alleges that certain historical press releases and public disclosure filings by the Company were materially false and misleading, and thus violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 as well as Sections 13(a) of the Exchange Act and Rules 12b-20, 13g-1 and 13a-13. The Company is talking with the Commission in an effort to resolve this litigation. The Company has not yet been required to answer the complaint.

     g. In March 1998, Daniel C. Watson a lender secured by a trust deed on the Company's Red Hawk project commenced foreclosure proceedings as a result of the Company's default on the loan. The Company reached a settlement with the lender and agreed to pay an additional $100,000 for his forbearance in not noticing up a trustee's sale. No foreclosure action was taken against the Company.

     h. On December 4, 1997, the Company entered into a stock purchase agreement (the "agreement") with Maricopa Hardy Development Group, Inc. ("Maricopa") for the Company's purchase of 81% of the outstanding capital stock of Pelican Strand Development Corporation. Subsequent to December 4, 1997, Maricopa claimed that the Company had breached certain terms of the agreement and requested that the Company rescind the agreement. The Company believes that the terms of the agreement have been met and has refused to rescind the stock purchase agreement. The parties have negotiated a resolution to this dispute as part of the Credit Suisse First Boston transaction and there will be no further action or consideration required by either party.

The Company is involved in various other lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or any threatened lawsuits and litigation matters will have a material adverse effect on the Company's financial position or results of operations.

Item 2.      Changes in Securities


The following are brief descriptions of issuances of securities by the Company during the quarter ended September 30, 1998:

             -On July 2, 1998, the Company entered into a loan agreement and a stock agreement with Credit Suisse First Boston Mortgage Capital LLC ("CSFB") under the terms of which the Company obtained property development loans of $50,950,000 secured by its golf course properties. In consideration therefor, the Company issued 13,648,182 restricted shares of common stock and agreed to issue additional restricted shares of common stock to CSFB upon the happening of certain events. Based on the knowledge, experience and economic strength of CSFB, the company believes this transaction was exempt from registration with the Commission under section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

             -On July 2, 1998, the Company issued, as a condition to the CSFB loan agreements, 862,000 shares of its common stock to ARDCO as a settlement of a pre-merger disputed obligation. Settlement expense of $1,456,780 was recorded on July 2, 1998 related to this issuance based upon the average market value of the Company's common stock for five days prior to the transaction. Based on the knowledge, experience and economic strength of ARDCO, the company believes this transaction was exempt from registration with the Commission under section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

             -On July 2, 1998, the Company issued 250,000 shares of its common stock to Mr. Bernd Menne in connection with the conversion of a related party note payable and interest owed to him totaling $422,500. Based on the domicile of Mr. Menne as a German citizen, the Company believes these shares were exempt from registration under the Securities Act pursuant to rule 903 of Regulation S promulgated thereunder.

             -On September 3, 1998, the Company acquired the Arlington Lakes golf community development in Texas. In this transaction, the Company issued $17,804,583 in two convertible notes to Metrovest Partners LP and Jocie Salim, from whom the project was purchased. The beneficial owner of Metrovest Partners LP is the Melissa Lynn Cain Trust. Melissa Cain is the granddaughter of Jim Salim. Jim Salim is the trustee of the trust and receives 50% of the trust profits under a profit participation agreement. The convertible notes obligate the Company to issue up to 11,400,000 new common shares if the holders choose to convert their notes. Based on representations provided to the Company in the contribution and convertible note agreements dated September 3, 1998 by Metrovest Partners LP, Jim Salim and Jocie Salim, the Company believes that these investors possess the necessary knowledge, experience and economic strength to qualify for the exemption under Section 4(2) of the Securities and Exchange Act of 1933, as amended, and the regulations promulgated thereunder.


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

These actions by shareholder written consent will become effective upon general notice thereof to the shareholders at large expected during the fourth quarter.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)       Exhibit numbers
         (1)      Exhibit 27-Financial Data Schedule

(b) -On July, 17, 1998, the Company filed an 8-K reporting the refinancing and debt restructuring agreements with Credit Suisse First Boston Mortgage Capital LLC. -On September 18, 1998 the Company filed an 8-K reporting the acquisition of an Arlington, Texas property from Metrovest Partners, Ltd.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF VENTURES, INC.

Signature               Position with Company                       Date

/s/ Warren Stanchina    President,                            November 13, 1998
--------------------    Chief Executive Officer and Director

/s/ Kevin Jackson       Chief Financial Officer               November 13, 1998
-----------------