Form 10KSB
period 1998-12-31
GOLF VENTURES INC
filed 1999-04-01
CIK 833864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB
                 Annual report under Section 13 or 15 (d) of the
                     Securities Exchange Act of 1934 For the
                          year ended December 31, 1998


                                     0-21337
                            (Commission File Number)


                        Golf Communities of America, Inc.
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

                                Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The issuer's revenues for the year ended December 31, 1998 were $8,239,741.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 28, 1998 was $23,516,948.

The number of shares outstanding of the issuer's common equity, as of December 31, 1998 was 71,577,442 shares.

Transitional Small Business Disclosure Format (check one): Yes[  ] No[ x ]

                      (This page intentionally left blank)

PART I

Item 1.  Business.

General Information about the Company

Golf Communities of America, Inc. (formerly Golf Ventures, Inc.) ("the Company") is a Utah corporation formed in 1983. GCA's principal corporate offices are currently located at 255 South Orange Avenue, Suite 1515, Orlando, Florida, 32801. Previous addresses include 345 North 2450 East, St. George, Utah 84790 from September 1997 until December 1997, and prior to that at 102 West 500 South, Suite 400, Salt Lake City, Utah 84101. The Company's telephone number is
(407) 245-7557.

On November 26, 1997, the Company closed on its reverse acquisition reorganization with U.S. Golf Communities, Inc. ("U.S. Golf"). Under the terms of this reorganization, the Company issued and delivered to the shareholders of US Golf 6,672,578 shares of Series D Convertible Preferred Stock ("the Series D Stock"). Each share of the Series D Stock had four (4) share votes in any vote of the common stockholders of the Company, and each share of Series D Stock was converted into four (4) shares of Common Stock in 1998. The result of this issuance of Series D Stock is that the shareholders of US Golf then owned approximately 81% of the voting securities and equity of the Company. For financial reporting purposes, US Golf was deemed to be the acquiring entity and the acquisition was treated as a purchase of the Company. US Golf is now a wholly owned subsidiary of the Company. All the officers and directors of the Company prior to November 26, 1997 have left the Company effective December 1997, and the management, officers and directors of US Golf were retained in their place at that time.

On November 20, 1998, the Company held an annual meeting of its shareholders. During the meeting, the shareholders voted to elect the Company's Board of Directors and to approve the Company's Long Term Equity-Based Incentive Plan. In addition, the notice of the shareholders meeting served as an information statement to all of the shareholders of three actions by written consent for the approval and ratification of the Company Board of Directors' prior designation and issuance of Series A, B, C and D convertible preferred stock, the approval of an amendment to the Company's articles of incorporation increasing the number of authorized shares of the Company's common stock, $.001 par value, from 25,000,000 shares to 100,000,000 shares and the approval of an amendment to the Company's articles of incorporation to change the name of the Company to Golf Communities of America, Inc. Upon the increase in the Company's authorized common stock, the Series D Stock issued in the U.S. Golf transaction was automatically converted into Company common stock. More information about the Company following its reorganization with US Golf can be found in the Company's Reports on Form 8-K filed on November 27 and December 19, 1997, and on January 25, and May 6, 1998.

On July 2, 1998, the Company entered into several agreements with Credit Suisse First Boston Mortgage Capital, LLC ("CSFB") which provided the company with a
$50,950,000 financing facility for the refinance of certain existing notes payable and to provide construction funds for future development projects. The Company also arranged a $35,600,000 financing facility for Pelican Strand, Ltd.,
(PSL) a limited partnership in which the Company holds an 81% interest in the general partner (see form 8-K report dated July 17, 1998). As partial consideration for the financing facility, the Company issued 13,648,460 shares of its common stock to CSFB, representing an approximate 25% ownership interest in the Company. The financing facility has been recorded net of the value of the stock which will be amortized as additional interest expense over the three year life of the loan. The Company also granted CSFB a first mortgage security interest in all the Company's property and assets in order to secure the financing facility. The financing facility provided the Company with approximately $9,733,000 of construction funding for the continued development of the Company's then existing projects.

On September 3, 1998, the Company purchased a partially developed, approximately 1,980 acre, real estate property located in Arlington, Texas from Metrovest Partners, Ltd., for a total purchase price of $47,971,635 (See form 8-K report dated September 18, 1998). The purchase price was financed through funding from CSFB in the form of a $50,000,000 addition to the Company's previously existing $50,950,000 financing facility, which increased the aggregate financing facility to $100,950,000. The proceeds from the financing provided the Company with approximately $12,000,000 in additional construction funding for the development of the Arlington project.

The Company is engaged in the business of real estate development, primarily golf courses with surrounding residential real estate, and owning, managing and operating existing golf courses. The Company currently has active projects, both completed and under development, in Florida, North Carolina and Texas and, through a wholly owned subsidiary, a property held for sale in Utah.

SUMMARY INFORMATION ABOUT THE COMPANY'S PROPERTIES

In 1993, the Company acquired an undeveloped 616 acre parcel of land in Washington, Utah and two other single family dwelling developments in St. George, Utah from American Resource and Development Company, Inc. ("ARDCO") in exchange for 654,746 shares of GCA common stock, which represented approximately 86% of the Company's total outstanding shares at the time. The Company also assumed $4,338,319 of monetary debt in connection with the acquired properties.

The Company named its residential developments "Cotton Acres" and "Cotton Manor", and called its 616 acre parcel of undeveloped land the Red Hawk(TM) International Golf & Country Club ("Red Hawk"). On June 1, 1994, the Company acquired an additional 54 acres of land adjacent to Red Hawk for future development.

The Company is contractually obligated to sell Cotton Manor, Cotton Acres, and Red Hawk, in its entirety, under the loan agreement with CSFB. The agreement requires the sale to take place on or before March 31, 1999, however, as of the date of this report, the Company has not located a purchaser.

In November 1997 as a result of the reverse acquisition transaction with US Golf, the Company acquired properties and operations in North Carolina, Texas and Florida. US Golf was established in April 1996 for the purpose of consolidating various golf related properties owned by several diverse entities. US Golf and its affiliated entities had acquired, developed and operated golf related properties throughout the southeastern United States. The decision of the Company to reorganize with US Golf was made in large part to take advantage of US Golf`s greater experience and connections in developing large golf course communities like Red Hawk. The Company's golf related properties acquired through US Golf consist of the following:

         Cutter Sound Golf & Yacht Club ("Cutter Sound") is located at 2381 SW Carriage Hill Terrace, Palm City, Florida, 34990. Cutter Sound was acquired, under the terms of a purchase option, in September 1994 and consists of an 18-hole course built in 1990. In addition to the 71 acre golf course, the property contains 96 deep-water yacht moorings and 148 acres approved for 258 residential units, of which 48 townhouse and 25 single-family lots are currently sold. There are 24 golf course lots, 41 single-family lots and 8 condominium lots improved and available for sale at this time with 97 future development parcels. Construction is anticipated to begin on a new permanent clubhouse located on the property during 1999.

         Hillcrest   Country   Club   (formerly   Montverde   Country  Club  and
         Development) ("Hillcrest") located approximately 20 miles west of downtown Orlando, Florida. Hillcrest was acquired in November 1990 and consists of 430 acres. The construction of an 18-hole golf course and residential infrastructure began in late 1998. Once fully developed, the property is planned to contain a golf course and 256 acres for 365 residential units.

         NorthShore Country Club and Community ("NorthShore") is located at 801 East Broadway Avenue, Portland, Texas, 78374. NorthShore was acquired in 1992 and consists of an 18-hole course built in 1985, and a clubhouse built in 1986. In addition to the 185-acre golf course, the property contains 190 acres approved for residential development. Approximately 50 single-family residential lots are currently being marketed. Additionally, there is approximately 150 acres surrounding the golf course in various stages of planning and permitting.

         The Plantation Golf Club ("Plantation"), is located at 2130 Midland Road, Pinehurst, North Carolina, 28734. Plantation was substantially (60%) acquired in April 1994, and became wholly owned in March 1996. The property consists of an 18-hole golf course, built in 1992, and a temporary clubhouse. In addition to the 140-acre golf course, the property contains 404 acres approved for 650 residential units. Currently the development has sold 147 residential homesites and is planned to ultimately feature 500 additional lots and cottage/timeshare sites. Construction is anticipated to begin on a new permanent clubhouse located on the property during 1999.

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

Through a special purpose subsidiary, the Company acquired 81% of the outstanding common stock of Pelican Strand Development Corporation ("PSDC") from Maricopa Hardy Development Group ("Maricopa"), through the issuance of 3,432,713 shares of Company common stock in December 1997. PSDC is the general partner of PSL a Florida limited partnership formed in 1995, which owns the Pelican Strand Golf and Country Club Development located in Naples, Florida. The Company through its ownership interest in the general partner owns approximately an 8% financial interest in and is entitled to 40-60% of the future cash flows of the limited partnership. The Pelican Strand property development consists of an 18-hole course, which opened in November 1997, with an additional nine holes which is anticipated to be opened in early 1999. In addition to the 203 acres available for the golf course development, the property contains 158 acres approved for residential development, 30 acres for commercial development, 171 acres for lakes and preserves and 13 acres for the clubhouse. (See "Pelican Strand" below)

Subsequent to December 4, 1997, Maricopa claimed that the Company had breached certain terms of the PSDC stock purchase agreement and requested that the Company rescind the agreement. The Company believes that the terms of the agreement have been met and has refused to rescind the stock purchase agreement. On July 1, 1998, the Company and Maricopa entered into a settlement agreement whereby the two parties exchanged non-monetary concessions in resolution of any existing disputes. The settlement agreement requires a Company shareholder to grant a security interest in and deliver 4,000,000 shares of the Company's common stock held by the shareholder and other Company shareholders to an escrow agent. The 4,000,000 shares are to be held in escrow until the shares owned by Maricopa become freely marketable and tradable, as defined, or until December 3, 1999. On December 3, 1999, if the security interest in the shares is still in effect, and if the thirty day average stock price of the Company's common stock is less than $4 per share, then the escrow agent is required to release to Maricopa as many of the 4,000,000 shares as are necessary to bring the shares owned by Maricopa, in total, to a value of $13,730,852 based upon the settlement agreement. In addition, on December 3, 1999, an evaluation will be made of the historical and projected cash flows of the Company's portion of the PSDC cash flows from the PSL project. If the historical and projected cash flows are lower than $22,275,000, then a proportionate amount of shares held by Maricopa will be surrendered first to the shareholder granting the stock as security interest and then to the Company based upon the short-fall of the projected cash flow returns discounted at twenty-five percent, adjusted for certain items. There has been no adjustment made to the December 31, 1998 financial statements as a result of this contingency due to the fact that no reasonable estimation of the result can be determined at this time.

On September 3, 1998, the Company purchased a partially developed, approximately 1,980 acre, real estate property located in Arlington, Texas from Metrovest Partners, Ltd., for a total purchase price of $47,971,635 (See form 8-K report dated September 18, 1998). The purchase price was financed through funding from CSFB in the form of a $50,000,000 addition to the Company's previously existing $50,950,000 financing facility, which increased the aggregate financing facility to $100,950,000. The Arlington property is located between Highway 360 and 157 in North Arlington, Texas. Earth moving and lake dredging is currently in progress for the development of 400 acres for residential purposes and over 300 acres of master planned business and retail development, all to be surrounded by over 500 acres of man-made lakes, 120 acres of wetlands, and 220 acres of greenbelt.

The $100,950,000 CSFB aggregate financing facility bears interest at the London Interbank Offered Rate ("Libor") plus 5.99% per annum. Interest on the borrowing will be paid monthly with minimum principal repayments of $14,050,000 due on or before July 1, 1999, $36,550,000 on or before July 1, 2000, and the remainder due July 1, 2001. The financing facility is collateralized by a first mortgage security interest in substantially all the Company's assets. Under the terms of the loan agreement, the Company is prohibited from granting additional security interests in the Company's assets. This could have a materiel adverse effect on the Company's obtaining additional financing in the future. The allocation of the financing facility, including loan hold-backs, to the subsidiaries of the Company and US Golf, its wholly owned subsidiary as applicable, is as follows:

                                                                     Allocated
                                                                     Principal
Borrower                                   Property                   Balance
--------                                   --------                   -------
Cutter Sound Development, Ltd.             Cutter Sound          $  14,041,770
Montverde Property, Ltd.                   Hillcrest                 4,312,828
NorthShore Golf Partners, Ltd.
     and NorthShore Development,  Ltd.
     (jointly and severally)               NorthShore                6,104,521
US Golf Pinehurst Plantation, Ltd.         Plantation               14,269,717
FSD Golf Club, Ltd.                        Pines                     2,663,028
Wedgefield Limited Partnership             Wedgefield                2,696,818
RH Holdings, Inc.                          Red Hawk
                                           Cotton Manor
                                           Cotton Acres              6,861,318
Arlington Lakes, LP                        Lakes of Arlington       50,000,000
                                                                --------------
     Total                                                      $  100,950,000
                                                                ==============

On September 3, 1998, the Company entered into a note consolidation and severance agreement with CSFB, whereby the aggregate principal balance of the Company's financing facility of $100,950,000 was severed into a $48,456,000 Class A promissory note, a $26,247,000 Class B promissory note and a $26,247,000 Class C promissory note. A similar note severance agreement was entered into to sever the PSL note payable in the amount of $35,600,000 into a $17,088,000 Class A promissory note, a $9,256,000 Class B promissory note and a $9,256,000 Class C promissory note. The individual and aggregate terms of the severed notes are equivalent to those of the former $100,950,000 and $35,600,000 notes as described above. On November 11, 1998, CSFB securitized the Class A and B promissory notes and placed the Class C promissory note into a CSFB controlled entity called Odeon FL Trust. The Class A and B promissory notes were effectively transferred to Northwest Bank Minnesota, a national association acting as trustee for the two notes.

Under the loan agreement with CSFB, the Company has committed to raise financing of $4,267,139 before January 1, 2000 to fund the Company's construction projects.

As additional consideration for structuring and advisory services provided by CSFB related to the financing facility, the Company issued an additional note of $8,000,000 payable to CSFB. The note bears interest at Libor plus 4.5 percent per annum and is due on July 1, 2001.

Following the $50,000,000 financing facility increase, the CSFB financing provided the Company a total of approximately $21,733,000 in construction funds for the continued development of the Company's real estate projects.

The Company has no specific plans to acquire any additional real estate projects in the foreseeable future, and will focus its energy and resources on developing and maximizing its current projects. Significant development capital will be needed to do this effectively. There can be no assurance that the Company will be able to acquire the needed financing on terms and conditions which will allow the Company to effectively and profitably develop its current inventory of development projects.

EMPLOYEES

At December 31, 1998, GCA had 177 full-time and 75 part-time employees.

Item 2. Properties.

The following table summarizes the development properties owned or directly controlled by the Company.

                                Golf                                           Residential Acre Development
                   Total       Course        Residential       Maximum        Units       Units    Units to be
Properties         Acres        Acres           Acres            Units        Sold     Developed   Developed
----------         -----        -----           -----            -----        ----     ---------   ---------
Cutter Sound..........213...........71............142 *.............263..........83..........72..........108

Hillcrest.............430..........180............256 **............365...........0...........0..........365

NorthShore............380..........185............190 *.............879.........315..........49..........515

Arlington...........1,980..........N/A.............400**............920...........0...........0..........920

Pelican Strand........575..........203............342 *.............963.........293.........394..........276

The Pines..............74...........74............N/A...............N/A.........N/A.........N/A..........N/A

Plantation............535..........131............404 *.............647.........147..........53..........447

Wedgefield..........  123........  123........... N/A.............. N/A.........N/A.........N/A..........N/A
                    -----        -----            ---               ---         ---         ---          ---

     Sub-total......4,310..........967..........1,734.............4,037.......  838.......  568........2,631
                    -----          ---          -----             -----       -----       -----        -----

Cotton Manor...........20..........N/A.............20 *.............130..........35..........14...........81

Cotton Acres...........60..........N/A.............60 *.............238.........199...........3...........36

Red Hawk............  670........  182.........   488 **..........1,001....       0.....      0........1,001
                    -----        -----         -------            -----    --------     -------        -----

     Total..........5,060........1,149..........2,302.............5,406.......1,072.......  585........3,749
                    =====        =====          =====             =====       =====       =====        =====

    * Partially developed and sold
    ** Only partially developed, no sales.

CUTTER SOUND GOLF & YACHT CLUB

Cutter Sound is a 213-acre development located in Palm City, Martin County, Florida, the heart of the Treasure Coast of East Florida. A short drive from Ft. Lauderdale, it has easy access to the Florida Turnpike, 4.5 miles away, and to I-95, just 5 miles away. The community sits directly on the mile wide North Fork of the St. Lucie River with direct access to the Atlantic as well as to the Okeechobee Waterway (to Gulf of Mexico) and includes 96 deep-water boat slips. Boat slips can accommodate yachts to 65 feet and 20-foot beams. All slips have water, telephone, cable TV and 110/220 volt, 50-amp power. Such sheltered deep-water mooring facilities are becoming scarce in this high-growth Southeast Coastal region.

The golf course is an 18-hole, par 71, championship course winding through subtropical vegetation. The development currently has 65 golf course homesites and 16 waterfront estates and 48 Harbor Island Townhome sites.

Although currently there is no permanent clubhouse on the property, construction is anticipated to begin on a permanent clubhouse during 1999. Temporary golf pro-shop and snack bar facilities are housed in a temporary modular building near the future site of the permanent clubhouse. The administrative offices and real estate sales center is housed in one of the 8 9 condominiums already completed.

Homesites are separated into three sections: 1) Bridgeview - starting at $85,000; 2) The Fairways - between $107,000 - $134,000; and 3) The River Club - featuring nature views, water views and direct waterfront. River Club sites range from $162,000 - $495,000. There currently are also six, golf front condominiums priced between $195,000 - $240,000.

Preliminary plans for future development call for condominiums from $200,000, zero-lot-line homes starting at $185,000, golf villas from $200,000 and townhomes beginning at $250,000.

To date, golf revenues have been minimal and memberships are not being actively marketed. Maintaining the exclusivity of the project and its amenities has been a priority. Now that final yacht slip permits are in place for resident use, and the clubhouse construction is coming on line, marketing has commenced. To subsidize golf operations and keep the project in the public eye, corporate golf outings, hotel packages, and events such as Junior Golf tournaments are hosted at the club. In addition to resident and non-resident member play and corporate play, guest fees will be established for the yacht slip owners.

HILLCREST COUNTRY CLUB (formerly MONTVERDE COUNTRY CLUB AND DEVELOPMENT)

Hillcrest is a 430-acre development located approximately 20 miles west of downtown Orlando, Florida. The hilly topography around Montverde is rare in Florida. The highest point of the property is approximately 180 feet above sea level; one of the highest in Central Florida. The property offers a majestic view of Lake Apopka and Orlando's growing skyline. The recent extension of the East-West Expressway and its new interchange at the Florida Turnpike - only minutes from the property - have brought this site closer to the brisk real estate development now underway in West Orlando/East Lake County. A new hospital and a regional mall have opened just minutes away.

At this time, Hillcrest is under development. The Steve Smyers designed golf course is being shaped and is expected to be ready for grassing this summer. Steve Smyers has designed such well-respected courses as Southern Dunes near Haines City, Florida, and Chart Hills (with Nick Faldo) in England. The Hillcrest development, is planned to consist of several small residential cluster communities surrounding and within the golf course layout. Each cluster is designed to have its own identity, yet be complimentary to the entire project. When completed there will be 365 homes ranging in price from $150,000 to in excess of $400,000.

The Company is negotiating with several builders about participation in the project. The project is estimated to cost approximately $13 million to develop, including $5,000,000 of estimated costs to complete the golf course and phase one, (approximately 200 lots), of the residential development.

NORTHSHORE COUNTRY CLUB AND DEVELOPMENT

NorthShore is a 380-acre waterfront development located in Portland, San Patricio County, Texas (8 miles from Corpus Christi, Texas). The development features 49 developed, single-family residential lots currently being marketed, and approximately 150 acres of additional land surrounding the golf course - in various stages of planning and permitting. The remaining development land has preliminary plat approval for approximately 500 residential lots.

With over 300 homes already in place, NorthShore has established itself as an active growing real estate development and country club. Nearly all of the original 296 homesites have been sold, along with several in the most recently opened phase.

In April 1995, development of 69 golf course homesites was completed on Corpus Christi Bay on the 14th/15th/16th fairways. The large homesites range in size from 80' x 115' to up to 2-acres in area. Typical buyers are career family move-up couples, empty nesters, or downsizing buyers. Homesites are priced from $25,000 to $281,400 and homes, built by independent builders, are priced from $140,000 to $600,000.

Approximately 150 acres with preliminary plat approval for approximately 500 additional units remain to be developed. Preliminary approvals are in place for a retiree golf villa project on 50' wide homesites, as well as a project of 63 moderate priced 70' wide homesites.

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

The Country Club offers fine dining and banquet facilities, wedding receptions and corporate functions. An exercise room with new equipment, men's and women's whirlpools and saunas, and large locker room areas are also part of the Club. Monthly dues rates range from $50 for social memberships to $100 for full. At present, there are over 850 members of which over 600 are full golf members. The Company estimates that an additional $7,100,000 will be required to complete the remaining residential development of this project, including $900,000 of estimated costs to complete phase nine, (83 lots), of the development.

THE LAKES OF ARLINGTON

The Lakes of Arlington is a master planned residential and business community located on 1,980 acres in North Arlington, the heart of the Dallas-Fort Worth metroplex. The property is strategically located between Highway 360 to its east and Highway 157 along and through its western boundary with DFW Airport only two miles to the north. It is bordered on the south and east by the Trinity River with its protected greenbelt and linear park. The Lakes of Arlington is only minutes from the Arlington Ballpark, Six Flags, The Great Southwest Business Center, Texas Stadium, Lone Star Race Track and a multitude of dining and shopping establishments. It is centrally located north of I-30, which makes for a short commute to downtown Dallas, Fort Worth and Las Colinas.

As planned, the Lakes of Arlington will consist of over 400 acres of exclusive residential communities with gated access and over 300 acres of master planned business and retail development, all surrounded by over 500 acres of man-made lakes, 120 acres of wetlands and 220 acres of greenbelt with over four miles of frontage along the Trinity River. This greenbelt will include a jogging/bike trail as an extension of the River Legacy Park system to be maintained by the City of Arlington. Blue Lake, the largest in the chain of lakes, will be over 350 acres, providing a recreational use body of water. In all, well over three miles of shoreline frontage will exist for residential and business uses along the lakeshore, including a unique residential island in Blue Lake for exclusive homesites.

1999 will be a year of great transition for this property. The completion of the earth moving and lake excavation in the first half of the year will lead to completion of the arterial streets and entryway landscaping. By late summer, the tree lined streets and grassy medians and shorelines will begin to show the full potential of this beautiful and extremely well located property. CSFB has funded approximately $12,000,000 for the construction of the property. The Company estimates that $44,000,000 will be required to complete this project, including approximately $25,000,000 of estimated costs to complete phase one, (approximately 500 lots), of the residential development.

The Lakes of Arlington was financed by a $50,000,000 addition to the Company's CSFB financing facility. The facility bears interest at Libor plus 5.99%.

PELICAN STRAND

Pelican Strand is a new community located in Naples, Collier County, Florida. This 575-acre planned unit development is situated at the northwest quadrant of the major crossroads of I-75 and Immokalee Road near the Tamiami Trail (U.S. Hwy
41).

The developable residential land covers 158 acres, originally zoned for a maximum of 1,200 Units. The density varies from single-family homesites, to multi-family condo sites and detached villas. It is anticipated that lot prices will range from $20,000 to $150,000 with the price of homes built by independent builders, ranging from $120,000 to $600,000. Approximately one-half of the development is under contract (approximately 500 units) with various builders and commercial retail users. The infrastructure along the main spine road, which serves the various subdivisions, is complete. Pods of land are sold to various builders who put in the infrastructure, entry feature, landscaping, and homes or retail structures in the various subdivisions.

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

The project's main amenity is an 27-Hole Championship golf course, the first 18 of which opened in November 1997, with the additional nine holes opening in March, 1999. The Club's facilities include an "aqua" practice range, putting green, a completed 32,000 sq. ft. clubhouse featuring Pro Shop, dining room, board room, multi-media center, locker rooms, beauty salon, offices and meeting rooms. The Club complex will also provide tennis courts, full basketball court, fitness facility, and swimming pool. The golf course covers 203 acres and the country club site covers 13 acres, with the planned various residential neighborhoods surrounding the course. Included in the project are 75 acres of lakes and 96 acres of preserves.

All residents of Pelican Strand receive a social membership to the Club, with the option of upgrading to a full golf or tennis/fitness membership. Golf memberships are available to residents as well as non-residents, with a total of 600 possible Full Golf members. Additionally, 200 Tennis memberships and 500 Sports memberships will be marketed.

The planned unit development includes 30 acres of commercial land fronting Immokalee Road. Tenants for the new integrated commercial site already include Publix, Shell Oil, First Union Bank, Barnett Bank, Fifth & Third Bank, several small service businesses and the Naples Area Chamber of Commerce Visitors Center. The planned unit development also allows for a 140-Unit motel/hotel site. The Company estimates that an additional $3,000,000 will be required to complete this project.

THE PINES GOLF CLUB

The Pines Golf Club is a 74 acre semi-private 18-hole championship course built in 1986, located approximately 25 minutes north of Orlando, midway between Orlando and Daytona Beach (Volusia County) in Orange City, Florida. This is a high-growth, affordable bedroom and retirement community.

The golf course, which measures 6,400 yards from the back tees, meanders throughout a 310-acre manufactured home community, in some locations heavily wooded with mature trees. Affordable fees attract players from coastal and Orlando areas.

Originally, the property included a 23,000 square foot clubhouse first constructed in 1948 as a monastery for the monks of the Order of St. Augustine. Its Spanish architecture, with tile roof, bell tower and chapel, provided a most interesting atmosphere. However, the age and design of the building resulted in extraordinary operating and maintenance costs, and the new city codes were requiring costly improvements. Management deemed that the additional cost for capital improvements to the building was less advisable than an outright sale of the building. Terms of the sale include 99-year rights to space for golf shop operation and office administration within the building. The initial five year period is rent free, with the rental for the remainder of the term a at mutually agreed rate. The new building owner has commenced renovations, which until completed, have necessitated the relocation of club operations to a new temporary facility adjacent to the old one. The Club name was changed from "Monastery" to "The Pines" at the time the old "Monastery" clubhouse was sold.

At the time of original purchase in April 1991, the selling developer had burdened the club with reduced rate guarantees to several hundred members for 5 and 10-year periods. As of August 31, 1996, all such guarantees (except for a very few members) fully expired. The effect of the guarantee was that most of the members utilized the facilities for a fee of $2 - $5 per golf round, while area market rates were at a minimum of $10 - $30 per round. With the `96-`97 member year, several new membership categories were offered and traditional plan annual dues now range from $900 - $1,500 per year. Also being offered is a discounted "Pay as you Play" membership program. Currently the club has approximately 150 members.

THE PLANTATION GOLF CLUB & DEVELOPMENT

Plantation is a 535-acre development located in Moore County, North Carolina, with its entrance just 3 miles from the Pinehurst Village center. Currently, the Army Corps of Engineers ("ACE") Wetland Permit has expired. The Company has retained an engineering firm to complete a new wetland delineation. A formal approval and acquisition of the new Wetland Permit remains to be completed, which the Company believes is imminent.

Plantation's golf course was completed and opened in June 1993. The course is an Arnold Palmer, 18-hole championship design and has rapidly become a popular course in the area. Golf Digest gave the course a rating of 4 stars in 1995. The development has sold nearly 150 homesites and is approved for 500 additional units.

Completion  of the  sewer,  water  and  paving  in  the  initial  phases  of the development has enhanced the appearance and viability of the real estate project. Additionally the Company has, developed phases for specialized new product, such as, the new Birkdale Village patio home section. A revitalization/beautification program, including landscaping, a new main entrance, and gatehouse to the development was completed, and proper golf turf maintenance has greatly enhanced the overall appearance and health of the golf course and residential community.

The "temporary" clubhouse consists of 1,000 square feet for the snack bar/grill, golf pro shop, locker rooms and office space with an adjacent temporary real estate marketing facility of approximately 1,200 square feet providing additional office and storage space. Construction is anticipated to begin on a new permanent clubhouse located on the property during 1999.

Subsequent to December 31, 1998, the Company entered into a land purchase agreement for the sale of all Plantation's residential development lots for a total purchase price of $10,000,000. The agreement requires the buyer to purchase 33 lots upon execution of the contract for $1,000,000, and an additional 67 lots each year thereafter at a purchase price of $19,150 per lot. In addition, the buyer will purchase 500 memberships to the Company's golf club for a total purchase price of $5,000,000, to be evidenced by a non-recourse non-interest-bearing promissory note. Payments under the note will be made in $10,000 installments as the buyer transfers the memberships to third-party purchasers of the residential lots. The note matures seven years from the date of the agreement, at which time any unsold memberships will be returned to the Company and offset against the balance of the promissory note. The agreement has been signed by the Company and buyer and is currently pending the approval of CSFB prior to its full execution. In the event that the required approval is not received and the contract is not fully executed, the Company has a plan of development for Plantation.

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

The second distinct club cottage market is that of the corporate member user desiring housing and lodging for business retreats. According to the Pinehurst Area Convention and Visitor Bureau ("PACVB") the area is not currently able to provide housing for approximately 10,000 requested room-nights of this type. The PACVB indicates that these business groups wish to schedule business meetings of up to one week for from 4 to 24 employees or business associates in a private, exclusive golf course setting. Inquiries come mainly from the nearby metropolitan areas of Charlotte, Raleigh, Greensboro, and Washington D.C. The Company is currently investigating the feasibility of developing, selling, and managing a product for these markets.

The current site design concept will allow a number of corporate cottages buffered from any single-family residential area. Current concept plans for these cottages may have up to four "lock-out" suites, which can be individually opened, if desired, to a common gathering parlor (with a full kitchen, sit-down dining area, and living room). If the Company's land purchase agreement is fully executed, the Company estimates that the new clubhouse will cost approximately $2,000,000 to complete. If the land purchase agreement is not executed the Company estimates that an additional $5,500,000 of residential development costs will be required to complete the project.

WEDGEFIELD GOLF AND COUNTRY CLUB

Wedgefield Golf & Country Club, a semi-private, 18-hole championship course (6,500 yards), originally purchased by the Company in 1989 and repurchased in May 1995 (after having been sold in April 1994), is located in eastern Orange County, Florida approximately 15 minutes from the Orlando International Airport and 30 minutes from downtown Orlando.

Wedgefield is fully irrigated with an effluent fertigation system, featuring subtropical vegetation, ample water and sand hazards. The well-drained and healthy turf makes for a desirable golf course. An average of 55,000 rounds-per-year are played on the course primarily by members and East Orlando residents, however, the course draws a significant number of players from the nearby coastal areas as well.

The club is within the residential development now called Wedgefield, formerly known as Rocket City and then Cape Orlando Estates. The club currently has approximately 100 members. The 9,280 square foot clubhouse and adjacent 5,400 square-foot golf cart facility were completed in 1990. Amenities of the clubhouse include a large, fully equipped kitchen, lounge, dining/banquet rooms, private executive dining room, locker rooms, spacious pro shop and administrative offices.

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

COTTON MANOR AND COTTON ACRES

Cotton Manor is a 20-acre development approved and platted for a total of 130 units. Of the 36 total approved units in Phases I and II, 28 condominium units are completed (one two-story building with 16 units and three one-story four-plexes). Eight units remain to be built to complete Phase II. Recreational facilities including a swimming pool, tennis courts, and a putting green were constructed in Phase I.

The Company has amended the plat for Cotton Manor to accommodate 94 additional units as single detached units. These are referred to as "cottages" or "townhomes". In Phase III, two cottages were built and sold. Development of the 19 lots in Phase IV has been completed at a cost of approximately $11,700 per lot. Five of the Phase IV lots have been sold. One lot was purchased by Bruce Frodsham, a Company employee, at the Company's offer price of $15,000. Mr. Frodsham has built a home on the lot at his cost. In early 1997, a second Phase IV lot was transferred to an affiliate of the Company. The other three lots were transferred to Tingey Construction as part of a settlement of dispute agreement.

Cotton Manor residents belong to a Condominium Association or a Planned Unit Development Association, and pay a monthly fee to support the common area maintenance. Because of the small size of the project to date, fees collected have not been sufficient to cover costs, and the Company has subsidized the project from inception. The Company manages the two associations at Cotton Manor. When all of the sites have been built on, the membership fees should adequately cover the operating costs.

Cotton Acres is a 60-acre development approved and platted for 238 single family detached home lots. 182 lots in Phases I-IX have been sold, and dwelling units on these lots have been completed, mostly by the lot buyers. Development of Phase X, consisting of 19 new lots, has been completed at a cost of approximately $165,000.
Sixteen of the nineteen lots in Phase X have been sold to date.

The Company is contractually obligated to sell Cotton Manor and Cotton Acres in its entirety, under the loan agreement with CSFB. The agreement requires the sales to take place on or before March 31, 1999, however, as of the date of this report the Company has not located a purchaser.

RED HAWK(TM)

Red Hawk is a master-planned residential golfing and recreational community, located in the southeast Quadrant of Washington City, Utah. Red Hawk is expected to include approximately 1,000 building lots, a 27-hole golf course, tennis courts, swimming pools, and other recreational amenities. Phase I is designed to include the first 18 holes on the golf course, five corporate villa lots, seven cottage lots, and one hundred-two estate lots. The remaining 9 holes on the golf course, the clubhouse and amenities, and bulk of the residential and commercial land developments are planned for subsequent phases. Subsequent phases have not yet been started, except in the overall project design and surveys.

In 1996, Washington City completed construction of a storage tank for culinary (drinking) water in close proximity to Red Hawk, together with a water pumping station and delivery lines which run through Red Hawk, thus assuring Red Hawk will have an adequate supply of culinary water available. (The Company paid for part of this water line.) In addition, there are several wells on the Red Hawk property, that are expected to provide sufficient water for the irrigation of the golf course and to supply the planned lakes and water features.

Since 1992, the Company has expended a total of approximately $3,000,000 on planning, development and construction of Red Hawk, most of which was spent on the construction of Phase I. This amount was funded in part by equity capital provided by the Company's shareholders, but mostly was debt financed through third-party borrowings. During 1996, the Company was optimistic that Phase I could be finished before year-end and that sales of residential lots could begin in earnest in early 1997. Indeed, substantially all of the first 18 holes of the golf course have been roughed in, most of the lakes have been excavated, and the sewer utilities have been installed in the roughed in residential portion of Phase I. However, increasing costs and lack of capital caused the Company to halt construction in early 1997 before Phase I could be substantially completed. The Company was unable to borrow further funds for the project, and was not able to raise any significant new equity capital. All initial government approvals and permits have expired.

The Company estimates that approximately 40% of the needed work on Phase I has been accomplished to date. The Company is contractually obligated to sell Red Hawk, in its entirety, under the loan agreement with CSFB. The agreement requires the sale to take place on or before March 31, 1999, however, as of the date of this report, the Company has not located a purchaser.

EXECUTIVE OFFICES

Prior to September 1997 the Company's executive offices were located at 102 West 500 South, Suite 400, Salt Lake City, Utah 84101. This office facility consisted of approximately 2,150 square feet, with a monthly rental of $2,229. The space was leased on a month-by-month basis. During September 1997, the Company moved its executive offices to a Company-owned home in the Cotton Manor development to cut costs and to bring management closer to the Company's then primary assets and operations. The offices were located at 345 N. 2450 E., St. George, Utah 84790.

Concurrent with the acquisition of U S Golf, the Company moved its executive offices to 255 South Orange Avenue, Suite 1515, Orlando, Florida, 32801. This leased office space consists of approximately 2,600 square feet, for which the rental is $4,700 per month, under a four year lease expiring on June 30, 2002. The St. George office remains as a model home and area office.

Management believes that the Company's properties are adequately insured given their current state of development.

Item 3.  Legal Proceedings.

The Company is presently involved in the following pending or threatened material litigation:

a. On May 24, 1994, a complaint was filed against U.S. Golf Pinehurst Plantation, Ltd., a subsidiary of U.S. Golf in the U.S. District Court for the Middle District of North Carolina alleging that the Company was infringing on the trademark of Resorts of Pinehurst, Inc. arising out of the use of the term "Pinehurst Plantation" in connection with the Company's golf course operations and residential lot development. On July 14, 1997, judgment was entered against the Company holding that there was an infringement but postponing a decision on damages. On July 15, 1997, the Company appealed this judgment. On July 15, 1998, the Fourth Circuit Court of Appeals unanimously affirmed the district court's judgement. On
     September 4, 1998, the District Court entered a permanent injunction against the Company ordering that it cease any use of the word "Pinehurst" except "to fairly and accurately describe their geographic location". On December 28, 1998, U.S. Golf Pinehurst Plantation, Ltd. and Resorts of Pinehurst, Inc. entered into a release and settlement agreement. The agreement terminated all disputes between the two parties in exchange for U.S. Golf Pinehurst Plantation, Ltd's payment of $50,000 on or before January 1, 1999, payment of $12,500 on or before April 1, 1999 and a covenant to provide 70 golf tee times per month for five consecutive years for Resorts of Pinehurst, Inc. patrons. The $50,000 payment due December 31, 1998, was made and an additional $325,000 has been accrued at December 31, 1998 for the April 1, 1999 cash payment due and the estimated value of the golf tee time covenant.

b. On April 27, 1997, the Company's Montverde Property, Ltd. subsidiary was sued to enforce a mortgage in the original principal amount of $916,824, which had matured November 5, 1996, by Thomas C. McCarty in the Circuit Court of the Fifth Judicial Circuit in and for Lake County, Florida. On April 11, 1997, the parties entered into a payment arrangement to make monthly payments in the amount of $15,000 while Montverde diligently pursued alternatives to payoff the mortgage. On July 2, 1998, the mortgage plus accrued interest of $1,042,220 was paid in full and the mortgage was released. The Company expects no further litigation proceedings regarding this matter.

c. On December 18, 1997 the Securities and Exchange Commission (the "Commission") filed certain complaints against the Company and certain of its former officers and directors in the United States District Court for the District of Utah (SEC v. Badger, Golf Communities of America, Inc., f.k.a. Golf Ventures, Inc., Duane Marchant, Stephen Spencer, Karl Badger, Marion Sherrill, Harmon S. Hardy, Jr., La Jolla Capital Financial Corp., Harold B. Gallison, Jr., Terry Hughes, Marvin Susemihl, David Rosenthal, William Slone and Andrew Sears). In the third and fourth complaints for relief the Commission alleges that certain historical press releases and public disclosure filings by the Company were materially false and misleading, and thus violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 as well as Sections 13(a) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The Company submitted an offer of resolution to the Commission to resolve the matter with a cease and desist order, whereby the complaints against the Company would be withdrawn. Additionally, the federal district court has now signed an order dismissing the claims against the Company. The Company is now awaiting the issuance of the final order by the Commission, in which the Company without admitting or denying the allegations will consent to a cease and desist order, fully and finally resolving the matter.

d. In March 1998, Daniel C. Watson a lender secured by a trust deed on the Red Hawk project commenced foreclosure proceedings as a result of the Company's default on the loan. The Company reached a settlement with the lender and agreed to pay an additional $100,000 for his forbearance in not noticing up a trustee's sale. No foreclosure action was taken against the Company. On July 2, 1998, the Company paid $533,396 in full satisfaction of all liabilities owed to Mr. Watson.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on November 20, 1998, at which time, the following items were submitted to a vote of the shareholders: 1) the election of the Company's Board of Directors and 2) the adoption of the Company's long term equity-based incentive plan. The result of the Board of Directors vote was as follows:

                             Votes             Votes
Director                       For             Against         Abstentions
--------                       ---             -------         -----------
     Warren Stanchina       30,660,592             279            2,052,308
     Wolfgang Dueren        30,661,392       2,050,171                1,616
     Mary Lynn Stanchina    30,608,087          52,787            2,052,305

The Company's long term equity-based incentive plan allows the Company Board of Directors to grant up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and long term performance awards to key employees and officers of the Company and stock options and stock appreciation rights to certain independent contractors. The results of the long term equity-based incentive plan vote was 26,977,573, 3,433,019 and 2,303,587 votes cast for the plan, against the plan and abstentions, respectively.

PART II

Item 5.  Market for Common Equity & Related Stockholder Matters.

The Company's common stock is currently traded in the over-the-counter market on the NASDAQ Electronic Bulletin Board under the symbol "CLUB." Prior to December 4, 1998, the Company's common stock was traded under the symbol "GVIM" in the over-the-counter market on the NASDAQ Electronics Bulletin Board. No significant public trading market for the Company's common stock has developed and there can be no assurance that any significant public trading market will develop in the future.

The following table represents the range of high and low bid quotations for the calendar quarters indicated since the first quarter of 1997. Please note that these prices have all been adjusted for the 1-for-5 reverse stock split effected February 1, 1996.

         Calendar Quarters                High Bid          Low Bid
         -----------------                --------          -------
               1997
               1st Quarter.....................2.75............1.50
               2nd Quarter.....................2.00............1.25
               3rd Quarter.....................3.75............1.13
               4th Quarter.....................3.13............0.91

               1998
               1st Quarter.....................2.63............1.25
               2nd Quarter.....................2.00............1.13
               3rd Quarter.....................2.67............1.17
               4th Quarter.....................1.78..............69

The foregoing quotations were obtained from broker-dealers and market makers that provide daily reports of the NASDAQ Electronic Bulletin Board. The above quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

As of December 31, 1998, the Company had 71,577,442 shares of its common stock issued and outstanding to 867 shareholders of record (not including shareholders whose certificates are held in "street name" in their brokerage accounts).

As of the date hereof, the Company has not paid or declared any cash dividends. The Company can give no assurance that it will generate future earnings from which cash dividends can be paid. Future payment of dividends by the Company, if any, is at the discretion of the Board of Directors and will depend, among other criteria and factors, upon the Company's earnings, capital requirements, and its financial condition. Management has followed the policy of retaining any and all earnings to finance the development of its business. Such a policy is likely to be maintained for the foreseeable future to provide working capital for the Company's operations.

Recent Sales of Unregistered Securities

The following are brief descriptions of sales of unregistered securities by the Company for services, property or cash to support and advance the Company's business plan during the quarter ended December 31, 1998.

 -On September 3, 1998, the Company acquired the Arlington Lakes development in Texas. In this transaction, the Company issued $17,804,583 in two convertible notes to Metrovest Partners LP and Jocie Salim, from whom the project was purchased. The beneficial owner of Metrovest Partners LP is the Melissa Lynn Cain Trust. Melissa Cain is the granddaughter of Jim Salim. Jim Salim is the trustee of the trust and receives 50% of the trust profits under a profit participation agreement. The convertible notes were converted into 11,400,000 shares of the Company's common stock in December 1998. Based on representations provided to the Company in the contribution and convertible note agreements dated September 3, 1998 by Metrovest Partners LP, Jim Salim and Jocie Salim, the Company believes that these investors are "accredited investors" as defined in Regulation D promulgated under the Securities Act and possess the necessary knowledge, experience and economic strength to qualify for the exemption under
Section 4(2) of the Securities and Exchange Act of 1933 as amended and the regulations promulgated thereunder (the "Securities Act").

-As a condition of the CSFB loan agreements, the Company agreed to settle certain pre-merger disputed obligations, interest and loan fees with certain third parties. In December 1998, the Company issued the following shares of its common stock in satisfaction of these items:

                                                Shares           Amount
                                            ----------------------------
Miltex Industries                             325,000         $  549,250
Banque SCS Alliance SA                        100,000            169,000
Property Alliance                             600,000          1,014,000
Curt Newman                                   250,000            422,500
Jay Vanesa                                    564,706            954,353
Nicolaus Kummer                               365,000            616,850
Woody Davis                                    50,000             84,500
                                            ----------------------------
Total                                       2,254,706         $3,810,453
                                            ============================

Based on the knowledge, experience and economic strength of Miltex Industries, Property Alliance, Curt Newman, Jay Vanesa and Woody Davis the Company believes these transactions were exempt from registration with the Commission under section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. Based on the domicile of Nicolaus Kummer as a German citizen and Banque SCS Alliance SA as a Swiss corporation, the Company believes the shares related to these transactions were exempt from registration under the Securities Act pursuant to rule 903 of Regulation S promulgated thereunder.

-In December, 1998 the Company issued 2,703,295 shares of its common stock to eleven individuals in connection with the conversion of related party notes payable, convertible notes payable, accrued interest and loan costs totaling $1,424,604. Based on the domicile of the individuals as German citizens, the Company believes the shares related to these transactions were exempt from registration under the Securities Act pursuant to rule 903 of Regulation S promulgated thereunder.

-In December, 1998 the Company issued 1,476,761 shares of its common stock to Mr. Thomas Rimbach in connection with the conversion of related party notes payable and accrued interest owed to him totaling $1,851,616. Based on the domicile of Mr. Rimbach as a German citizen, the Company believes these shares were exempt from registration under the Securities Act pursuant to rule 903 of Regulation S promulgated thereunder.

-In connection with the Company's acquisition of the Arlington Lakes development in Texas and the related loan addition of $50,000,000, the Company issued 3,812,000 shares of its common stock to CSFB in December, 1998 as consideration for $5,718,000 of structuring and advisory services for the additional financing facility. Based on the knowledge, experience and economic strength of CSFB, and representation by CSFB of their status as an "accredited investor" as defined in Regulation D promulgated under the Securities Act the Company believes this transaction was exempt from registration with the Commission under section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

REORGANIZATION, RECAPITALIZATION AND ACQUISITIONS (see note 1 to "Notes to the Consolidated Financial Statements")

On November 26, 1997, the Company concluded a significant transition that resulted in a complete modification of its financial reporting. In summary, the historical reporting of the results of operations of the Company now represents the results of U.S. Golf Communities, Inc., a Delaware Corporation (previously defined as "U.S. Golf"). This transition of financial reporting from the results of Golf Communities of America, Inc. (formerly Golf Ventures, Inc.) to the results of U.S. Golf resulted because a controlling interest in the Company was obtained by U.S. Golf shareholders. This change in control has been accounted for as an acquisition of Golf Ventures, Inc. by U.S. Golf (a reverse acquisition in which U.S. Golf is considered the acquiror for accounting purposes).

U.S. Golf was formed immediately prior to its merger with Golf Ventures, Inc. and issued 1,270,968 shares of its common stock in exchange for the outstanding common stock and partnership interests of eighteen golf-related development entities. Since the entities were under common ownership and control, the exchange was accounted for in a manner similar to a pooling of interest, and their financial information is presented as if they were a single entity since inception.

On December 4, 1997, the Company acquired 81% of the outstanding capital stock of PSDC. PSDC is the 10% general partner of PSL, a Florida limited partnership, which is developing a private golf course community in Naples, Florida. This acquisition has been accounted for using the purchase method of accounting, and the results of the acquired business have been included in the consolidated financial statements since the date of acquisition.

On September 3, 1998, the Company purchased a partially developed, approximately 1,980 acre, real estate property located in Arlington, Texas. The Company plans to develop the property into a residential and commercial development. This acquisition has been accounted for using the purchase method of accounting, and the purchase price has been allocated to land and development cost.

RESULTS OF OPERATIONS

For the Year Ended December 31, 1998, compared to the Year Ended December 31, 1997.

Total operating revenues for the year ended December 31, 1998 were $8,239,741 compared to $8,429,552 for the year ended December 31, 1997. The following table compares the changes in the Company's revenues identified by the various golf course operations and development activities:

Change                                1998         1997     1998/1997       %
------                                ----         ----     ---------       --

Lot Sales.......................$ 1,170,995  $ 2,512,590  ($ 1,341,595)  (53.4%)
Dues and Fees...................  2,745,690    2,335,593        410,097   17.6%
Golf Cart Rentals...............  2,163,260    2,195,107       (31,847)   (1.5%)
Food, Beverage & Pro Shop Sales.  1,446,796    1,235,083        211,713   17.1%
Other...........................    713,000      151,179        561,821  371.6%
                                -----------  -----------    -----------  ------
Total Operating Revenues........$ 8,239,741  $ 8,429,552    $ (189,811)  (2.3%)
                                ===========  ===========    ===========  ======

As this table shows, lot sales accounted for nearly all of the decrease in total revenues for the year ended December 31, 1998 compared to the year ended
December 31, 1997, offset by an increase in other revenue. Of the $1,341,595 decrease in lot sales, approximately $1,732,000 occurred at the Company's Cutter Sound development project in the year ended December 31,1998 as compared to the year ended December 31, 1997 offset by an increase of approximately $617,000 at the Company's NorthShore development project for the same period. The decrease at Cutter Sound was the result of exclusive waterfront homesites with yacht slips being sold in the year ended December 31, 1997 that did not repeat in 1998. The increase in lot sales at the Company's NorthShore development project and dues and fees of 17.6% or $410,097 is attributed primarily to an increase in the number of NorthShore members during 1998 and a resurgence of the real estate market in Southeast Texas. Other revenue increased by $561,821 as a result of $600,000 of management fee revenue earned by Pelican Strand Development Corporation in 1998 under a management agreement with PSL.

Cost of merchandise and lots sold was $1,126,307 for the year ended December 31, 1998 as compared to $2,289,247 for the year ended December 31, 1997. This $1,162,940 decrease in cost is primarily attributed to decreased sales of lots discussed above.

General and Administrative expenses were $12,156,715 for the year ended December 31, 1998 compared to $11,695,245 for the year ended December 31, 1997. This is an increase of $461,470. The year ended December 31, 1998, includes $1,448,961 of Pelican Strand Development Corporation and Golf Ventures, Inc. expenses, the acquisitions of which that were effective in the last quarter of 1997. In addition, corporate general and administrative expenses increased by approximately $1,276,000 during the year ended December 31, 1998, due to additional overhead burdens placed on the Company resulting from the U.S. Golf reorganization and reverse acquisition transaction. The 1998 increases are offset by a one-time $1,846,633 provision for impairment of goodwill recorded in the last quarter of 1997 related to the Company's Plantation subsidiary.

Interest expense was $14,136,872 for the year ended December 31, 1998 compared to $7,613,258 for the year ended December 31, 1997. This increase of $6,523,614 was due to additional interest expense and the amortization of $5,296,466 of deferred loan costs during the six months ended December 31, 1998 associated with the July 2, 1998 and September 3, 1998 CSFB transactions described in Note 6 to the consolidated financial statements.

Settlement of dispute expense, which occurred during 1998, were $3,671,939. These settlements resulted primarily from Company's commitment as a condition to the CSFB loan agreements to settle certain pre-merger disputed obligations and loan fees with certain third parties, for which the Company issued 1,937,000 shares of common stock resulting in the Company's recording of settlement of disputes expense of $3,273,530 in July, 1998.

The write-down of land and development costs of $6,147,260 during the fourth quarter of 1998 resulted from the Company's adjustment to land and development costs of the Company's Red Hawk, Cotton Manor and Cotton Acres property to fair market value as determined by a third party appraisal completed during 1998 (see
Note 16 to the consolidated financial statements).

The write-down of investments in affiliates of $7,711,460 during the fourth quarter of 1998 resulted from the Company's adjustment to write down the Company's investment in Pelican Strand Development Corporation based on the discounted cash flows expected to be received from the investment (see Note 1 to the consolidated financial statements).

The cumulative effect of these results, as reported above, is reflected in the increased net loss of $23,304,915 in the year ended December 31, 1998 compared to the year ended December 31, 1997. This increased loss is the result of the Company's high debt interest cost, increased general and administrative operating overhead and the one-time write-downs that took place in 1998.

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

The Company believes that the CSFB loan facility provides the Company with financial resources to actively pursue those development projects that were in the planning stage. The Company is also closely examining all of its current development projects to determine if one or more existing projects might better serve the Company as a property sale in the near term as opposed to continuing development efforts. The Company is contractually obligated to sell its Cotton Manor, Cotton Acres, and Red Hawk properties in their entirety, under the loan agreement with CSFB. The agreement requires the sale to take place on or before March 31, 1999, however, as of the date of this report, the Company has not located a purchaser.

Loss per common share of $1.90 for the year ended December 31, 1998 compared to $6.76 for the year ended December 31, 1997 is a result of the Company's net loss in 1998 of $35,744,607 compared to a net loss in 1997 of $13,039,692 and the increase of 16,924,923 in the number of weighted average of common shares outstanding for the comparative periods. This increase in the weighted average shares, starting in the fourth quarter of 1997, is primarily the result of the reverse acquisition of Golf Communities of America, Inc. (formerly Golf Ventures, Inc.) by US Golf which added 5,690,024 shares, the acquisition of Pelican Strand which increased the shares outstanding by 3,432,713, the issuance of 17,460,182 shares to CSFB for deferred loan costs in July and September 1998, the issuance of 14,279,417 shares as conversion of notes payable in 1998 and the issuance of 26,690,319 shares in conversion of the Company's Class D preferred stock .

LIQUIDITY AND CAPITAL RESOURCES

Change in Control

Until November 26, 1997, the Company was majority-owned by ARDCO. ARDCO provided investment capital to the Company, both directly and through referrals of investors and lenders to the Company. Banque SCS Alliance SA and Miltex Industries are examples of investors and lenders referred to the Company by ARDCO (See the table of unsecured long term indebtedness of the Company at December 31, 1998 below).

During the time of its majority shareholder control over the Company, ARDCO caused cash to be moved between the Company and ARDCO on an informal basis as each company had cash needs. The policy imposed on the Company during this time period was to account for distributions to ARDCO as return of capital transactions, and not to provide equivalent distributions to other shareholders. Approximately $800,000 in cash was distributed to ARDCO during 1995, 1996 and 1997. These distributions deprived the Company of cash that would otherwise be available for debt service on its properties and the development of such properties.

ARDCO has made a claim for compensation from the Company for services rendered and support given in nurturing the Company in its early years and in connection with the introduction of US Golf to the Company. Arm's length negotiations through counsel ensued and have continued since August 1997 in an effort to explore and resolve this claim without litigation, and in an effort to create a complete legal and practical separation from ARDCO. Prior reports on this matter which characterized the ARDCO claim to be paid for past advances or reimbursements were apparently in error and did not accurately convey the tenor of ARDCO's claim as it is now being advanced. At one time the Company believed that it had reached an agreement with ARDCO on this issue, and reported the pending issuance of shares of common stock in satisfaction of such claim to ARDCO in satisfaction of such claim in filings with the Commission. Subsequent to those filings, disputes arose causing the parties to once again begin discussions through legal counsel as to the propriety and amount of compensation due ARDCO. As a condition of the CSFB loan agreements, the Company issued 862,000 shares of its common stock to ARDCO in settlement of this dispute.

In August 1997 a definitive agreement was signed between the Company and US Golf to give the shareholders of US Golf voting control of the Company through the issuance of the Series D preferred stock. With the closing of the US Golf reverse acquisition transaction on November 26, 1997, voting and financial control of the Company passed from ARDCO and its affiliates to the shareholders of US Golf. ARDCO and its affiliates have had no control over the business or affairs of the Company in a legal or practical sense since that time, although ARDCO continues to be a shareholder of the Company. Upon conversion of the Series D preferred stock in 1998, ownership control was formally acquired by the former shareholders of U.S. Golf.

The Company has unused net operating losses for income tax purposes, expiring in various amounts from 2007 through 2018, of approximately 30,000,000 that are available at December 31, 1998 for carry forward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of these losses may be limited due to changes in ownership.

The Company's Debt Liabilities

On July 2, 1998, the Company entered into several agreements with CSFB which provided a $50,950,000 financing facility. In addition, the Company arranged and guaranteed a $35,600,000 financing facility with CSFB for PSL. In connection with the arrangement of the PSL financing facility, PSL agreed to loan the Company $4,642,176 from the proceeds of their financing in the form of a related party note payable.

The purchase price of the Company's September 3, 1998 Arlington, Texas property acquisition was also financed through funding from CSFB in the form of a $50,000,000 addition to the Company's previously existing $50,950,000 financing facility, which increased the aggregate financing facility to $100,950,000. In addition, $6,500,000 of the total financing facility was held back by the lender, in accordance with the loan agreement, until it became necessary for these funds to be used for certain development and improvement projects. As of December 31, 1998, the Company utilized $115,425 of the $6,500,000 funds held back by the lender.

From the net proceeds of the July 2, 1998 CSFB financing facility and PSL loan, the Company paid $30,997,419 of outstanding principal and accrued interest on its existing notes and related party notes payable, established property tax, insurance, working capital, interest, construction escrow and other reserve accounts totaling $11,379,989, paid accounts payable of $1,014,108, paid closing costs of $4,355,660 (including structuring and advisory fees of $2,713,342 paid to CSFB) and received cash of $1,345,000.

From the proceeds of the $50,000,000 September 3, 1998 loan addition, the company paid the sellers mortgage in the Arlington, Texas transaction of $18,944,920, paid financing costs of $7,487,210 (including structuring and advisory fees of $6,825,000 paid to CSFB), paid seller trade accounts payable of $5,713,629 assumed by the Company at closing, paid the cash portion of the purchase price of $4,165,000, established property tax, interest, and construction escrow reserve accounts totaling $13,514,366 and received cash of $174,875.

The $100,950,000 CSFB aggregate financing facility bears interest at the London Interbank Offered Rate plus 5.99% (11.55% at December 31, 1998) per annum. Interest on the borrowing will be paid monthly with minimum principal repayments of $14,050,000 due on or before July 1, 1999, $36,550,000 on or before July 1, 2000 and the remainder due July 1, 2001. As of December 31, 1998, no principal repayments had been made.

The Company's loan agreement requires the Company, among other items, to maintain its accounts payable balances below a 60 day aging level sell its Utah properties by March 31, 1999 and receive an unqualified audit opinion from its independent certified public accountants for its December 31, 1998 financial statements. As of December 31, 1998 and continuing through the date of this report, the Company was in default of the 60 day aging level requirement. The December 31, 1998 financial statements include an audit opinion that is modified for a going concern contingency. The Company has not located a purchaser for its Utah properties as of the date of this report and does not anticipate that the Utah properties sale will take place by the required March 31, 1999 date. In addition to the above, the Company is delinquent on interest payments under an $8,000,000 note payable to CSFB. The lender has not waived their remedies, which includes possible foreclosure on the loan, as a result of the above defaults. However, the lender is aware of the defaults and has not taken action against the Company.

The following table shows the non-CSFB long term indebtedness of the Company at December 31, 1998, the amounts due at December 31, 1998 for each item of indebtedness, and an indication of currency or default as to each item of indebtedness (see Note 7, "Notes Payable", Note 8, "Notes Payable to Related Parties" and Note 9 "Convertible Notes Payable" to the Notes to the Consolidated Financial Statements):

                                Status at                     Amount of
Lender                         12/31/1998                   Indebtedness
------                         ----------                   ------------
Adorno, N.V.*                  Current                      $    848,167
Adorno, N.V.*                  Delinquent                      2,295,000
Autohaus*                      Current                         1,601,172
Davis*                         Current                           250,000
Dueren, Elsie*                 Current                           200,000
Dueren, Wolfgang*              Current                           214,899
Flachsmann*                    Current                           862,592
JFS Corporation                Current                         1,000,000
Ludwig*                        Current                            55,900
Massman*                       Current                           235,357
Miltex Industries*             Current                         3,448,667
Minneola Harbor Hills*         Current                         1,470,000
Palisades Golf Partners*       Current                           400,000
Pelican Strand, Ltd.*          Current                         4,642,176
Rimbach*                       Current                           800,000
Wiedemann*                     Current                           750,000
Baltus-Michaelsen              Current                            85,000
Bartussek                      Current                            50,000
Buhmann                        Current                           100,000
DeSmet Edmund                  Current                            27,255
DeSmet Esther                  Current                            83,810
Erste Bank                     Delinquent                        250,000
Fleet Mortgage                 Delinquent                        116,404
Handtke                        Current                            37,500
Hepp                           Current                            73,784

Jertz                          Current                            50,000
Jung                           Current                            50,000
Knutson                        Delinquent                         99,450
Kuehnl                         Current                           100,000
Mainzer Strasse                Current                            50,000
Meinhold Wilko                 Current                           100,000
Musselmann                     Current                            50,000
Roever                         Current                            40,000
Schwanzer                      Current                            29,479
Stiegler                       Current                            60,000
Transworld                     Current                            90,839
Volksbank                      Current                         1,000,000
VonBentzel                     Current                            60,000
Other                          Current                            52,421
                                                             -----------
TOTAL                                                        $21,729,872
                                                             ===========

*   A shareholder or other related party to the Company.

The Company has historically satisfied its cash needs through the sale of real estate, private placements of securities and secured borrowings. During 1998, the Company sold approximately $1,170,995 of real estate, a level which is approximately 53% lower than in 1997.

A summary of the Company's non-CSFB note payable borrowing activities during 1998 follows:

       Total notes payable at December 31, 1997.................   $42,083,065
       Total borrowings during 1998.............................    25,776,609
       Total repayment's during 1998............................    (1,130,044)
       Total notes converted to equity..........................   (21,079,682)
       Notes refinanced in the CSFB transaction.................   (26,804,478)
       Total notes reclassed from loan costs....................     1,023,000
       Total notes reclassed from accrued interest..............     1,861,402
                                                                   -----------
       Total notes payable at December 31, 1998.................   $21,729,872
                                                                   ===========

The Company will be obligated to pay approximately $14 million in non-CSFB notes during 1999, of which approximately $2.8 million were delinquent at December 31, 1998, as shown in the table above. The Company's working capital at December 31, 1998, plus limited revenue from real estate sales and golf course operations, will not be sufficient to pay these notes as and when due. Management recognizes that the Company must generate additional financial resources or consider disposing of assets to enable it to continue operations. Management's plans include new financing facilities, and alliances or other partnering agreements with entities interested in and having the resources to support the Company's plans, or other business transactions, which would generate sufficient resources to assure continuation of the Company's operations. The Company has and will continue to renegotiate the terms of the delinquent notes and the notes due during 1999. In addition, negotiations have and will continue between the Company and the lenders for the conversion of certain of the non-CSFB notes payable into Company common stock.

Going Concern

The financial statements of the Company for the years ended December 31, 1998 and 1997 were modified as to uncertainty with respect to the Company's ability to continue as a going concern. This modification is based on the historical losses of the Company and its default under certain debt liabilities as discussed above.

The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $35,744,607 for the year ended December 31, 1998, was in default of approximately $2,800,000 of unsecured debt, has approximately another $11,000,000 of unsecured debt due during 1999. In addition, the Company has a minimum required principal repayment of $14,050,000 under a note payable to banks and trust due on or before July 1, 1999 and the Company is in default of certain provisions of the CSFB loan agreement.

The Company expects to incur substantial expenditures to further its real estate and golf course development activities which has been funded by CSFB 1998. Management believes that the funding provided by CSFB is sufficient to provide the Company's projects with certain amenities critical to the proper marketing of its real estate development efforts and to support Company revenues from lot sales in the future. However, the funding proviced by CSFB and the Company's working capital capital at December 31, 1998, plus limited revenue from real estate sales and golf course operations will not be sufficient to meet such objectives and obligations as presently structured. Management recognizes that the Company must generate additional resources renegotiate current obligations or consider disposing of assets to enable it to continue operations.

Management intends to open discussions with CSFB as well as continue discussions with other note holders to restructure current debt obligations to relieve this current liquidity situation. Management has had success in restructuring many of its notes payable and believes this effort will be successful. However, there is no assurance that this can be accomplished before any creditors choose to exercise their remedies as a result of the above defaults.

Management's plans also include alliances or other partnership agreements with entities interested in and resources to support the Company's plans or other business transactions, which could generate resources to assure continuation of the Company's operations. Several negotiations have taken place between the Company and certain significant financing sources. Management also intends to complete the land sale transaction described in note 17 to the consolidated financial statements and to potentially enter into similar arrangements at other Company properties. Such transactions provide the Company with capital to meet some of its first mortgage obligations and alleviates significant development costs the Company would have to otherwise finance through other means.

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

The Company's State of Readiness

The Company uses a number of computer software programs and operating systems, including applications used in sales and marketing, billing, point of sales data collection, and other administrative functions. In addition, the Company communicates electronically with a number of its banks, and vendors with respect to a variety of functions, including cash management, ordering, billing and payroll. The Company's operating subsidiaries each currently utilize general ledger and point of sale software that is not year 2000 compatible. The general ledger and point of sale software are the key links of the Company's main operating and financial reporting applications. In addition to software issues, a portion of the Company's computer hardware will need to be replaced with more current technology as embedded technology within certain of the Company's current hardware is not year 2000 compatible. The Company's solution to the year 2000 issue includes the identification of specific internal computer software programs and hardware that will need to be upgraded or replaced, the identification of appropriate replacement software and hardware that is compatible with the Company's operating needs and is year 2000 compliant and the installation and employee training related to the newly installed systems. Upon completion of the internal modifications, the company will determine the potential effect of external source year 2000 non-compliance and develop a plan to mitigate potential risks to the Company. The Company's year 2000 evaluation will be ongoing during 1999 and, because of the uncertainties involved, management has not yet developed a comprehensive year 2000 contingency plan.

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.


Item 7. Financial Statements.

The Following financial statements and documents are filed herewith on the immediately following pages listed below, as part of Part II, Item 7 of this report.

     Document                                                               Page
     Financial Statements and Accounts Report:

         Report of Independent Certified Public Accountants...................23

         Consolidated Financial Statements:

           Consolidated Balance Sheet for the Year Ended December 31, 1998....24

            Consolidated Statements of Operations for the Years
              Ended December 31, 1998 and 1997................................25

            Consolidated Statements of Stockholders' Equity for the Years
              Ended December 31, 1998 and 1997.............................26-27

           Consolidated Statements of Cash Flows for the Years
              Ended December 31, 1998 and 1997................................28
            Summary of Significant Accounting Policies.....................29-31

           Notes to Consolidated Financial Statements
              Notes 1 through 17...........................................32-45

Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Golf Communities of America, Inc.


We have audited the accompanying consolidated balance sheet of Golf Communities of America, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golf Communities of America, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 15 to the financial statements, Golf Communities of America, Inc. has suffered recurring losses from operations, is in default of certain of its loan agreements and is experiencing liquidity problems at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                        BDO Seidman, LLP
Certified Public Accountants
Orlando, Florida
March  23, 1999



                        Golf Communities of America, Inc.

                           Consolidated Balance Sheet

December 31,                                                                                              1998
------------                                                                                              ----
                                     Assets
Cash and cash equivalents                                                                        $     378,767
Restricted cash (Note 2)                                                                            14,285,670
Accounts receivable:
     Trade                                                                                             461,439
     Related parties (Note 3)                                                                        2,335,369
     Other                                                                                              19,652
Inventories                                                                                            135,580
Prepaid expenses and other                                                                             369,864
Investment in and advances to a related party companies (Notes 1 and 3)                              4,422,552
Property and equipment, at cost,
     net of accumulated depreciation (Notes 4 and 6)                                                 8,084,717
Land and development costs (Notes 6 and 16)                                                         94,256,982
Deferred loan costs, net of accumulated amortization of $ 2,749,074 (Note 6)                        16,123,963
Goodwill, net of accumulated amortization of $ 3,865,657 (Note 5)                                    8,670,374
                                                                                                 -------------
                  Total assets                                                                   $ 149,544,929
                                                                                                 =============

                      Liabilities and Stockholders' Equity
Liabilities:
Accounts payable:
     Trade                                                                                           2,767,136
     Related parties (Note 3)                                                                        2,946,753
Accrued expenses                                                                                     1,284,977
Accrued interest payable:
     Related parties                                                                                 2,312,514
     Other                                                                                             245,707
Loan costs payable (Note 10)                                                                         2,220,908
Notes payable to banks and trust, net of loan costs of $ 14,418,728 (Note 6)                        88,146,697
Notes payable (Note 7)                                                                               1,892,991
Related party notes payable (Note 8)                                                                19,088,851
Convertible notes payable (Note 9)                                                                     748,030
                                                                                                   -----------
                  Total liabilities                                                                121,654,564
                                                                                                   -----------
Commitments and contingencies (Note 10)
Stockholders' equity (Note 12):                                                                              -
Preferred stock - Class A cumulative convertible, $.001 par value,
     shares authorized 350,000; 5,000 issued and outstanding                                                 5
Preferred stock - Class B cumulative convertible, $.001 par value,
     shares authorized 350,000; none outstanding                                                             -
Preferred stock - Class C cumulative convertible, $.001 par value,
     shares authorized 136,039; none outstanding                                                             -
Preferred stock - Class D convertible, $.01 par value,
     shares authorized 8,000,000; none outstanding                                                           -
Common stock, $.001 par - shares authorized 100,000,000; 71,577,442 issued and outstanding              71,577
Additional paid-in capital                                                                          89,925,153
Accumulated deficit                                                                                (62,106,370)
                                                                                                 -------------
                  Total stockholders' equity                                                        27,890,365
                                                                                                 -------------
                                                                                                 $ 149,544,929
                                                                                                 =============

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.



                        Golf Communities of America, Inc.

                      Consolidated Statements of Operations



Year ended December 31,                                                             1998                  1997
----------------------                                                              ----                  ----
Operating revenue:
     Dues and initiation fees                                             $    2,745,690       $     2,335,593
     Golf cart rentals                                                         2,163,260             2,195,107
     Food, beverage and pro shop sales                                         1,446,796             1,235,083
     Lot sales                                                                 1,170,995             2,512,590
     Other                                                                       713,000               151,179
                                                                           -------------       ---------------

                  Total operating revenue                                      8,239,741             8,429,552
                                                                           -------------       ---------------

Costs and expenses:
     Cost of merchandise and lots sold                                   $     1,126,307       $     2,289,247
     General and administrative expenses                                      12,156,715            11,695,245
     Write-down of land and development costs (Note 16)                        6,147,260                     -
     Write-down of investments in related party companies (Note 1)             7,711,460                     -
                                                                         ---------------       ---------------
                  Total costs and expenses                                    27,141,742            13,984,492
                                                                         ---------------       ---------------

Loss from operations                                                     $   (18,902,001)      $    (5,554,940)
                                                                         --------------        ----------------

Other income (expense):
     Interest income                                                     $       397,114       $        34,645
     Interest expense                                                        (14,136,872)           (7,613,258)
     Settlement of disputes (Notes 10 and 12)                                 (3,671,939)                    -
     Other                                                                       569,091                93,861
                                                                         ---------------       ---------------

                  Total other income (expense), net                          (16,842,606)           (7,484,752)
                                                                         ---------------       ---------------

Net loss                                                                $    (35,744,607)      $   (13,039,692)
                                                                        ================       ===============

Loss per common share                                                   $          (1.90)      $         (6.76)
                                                                        ================       ===============

Weighted common shares outstanding                                            18,854,372             1,929,449

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.



                        Golf Communities of America, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                          Common Stock             Additional
                                                                       Par           Paid-in       Accumulated
                                                      Shares          Value         Capital           Deficit
                                                      ------          -----         -------           -------
Balance, December 31, 1996                         1,270,968   $     12,710   $       544,636   $ (13,322,071)

    Conversion of notes payable and accrued
     interest to capital                                   -              -         5,333,024               -
    Conversion of related party notes payable
     and accrued interest to capital                       -              -         7,133,327               -
    Payment of loan costs payable through
     the issuance of capital                               -              -         1,566,926               -
    Recapitalization                              (1,270,968)       (12,710)          (54,073)              -
    Issuance of shares in reverse acquisition      5,690,024          5,690        13,138,264               -
    Issuance of common stock as payment of
     accounts payable                                 50,000             50           117,670               -
    Issuance of common stock for acquisition       3,432,713          3,433         9,436,527               -
    Net loss                                               -              -                 -     (13,039,692)
                                                   ---------   ------------   ---------------   -------------
Balance, December 31, 1997                         9,172,737   $      9,173   $    37,216,301   $ (26,361,763)
                                                   ---------   ------------   ---------------   --------------

     Discount on conversion prices of convertible
        notes payable                                      -              -           701,186               -
    Issuance of common stock as payment of
       accounts payable                              268,458            268           300,490               -
    Conversion of Class A preferred stock
       into common stock                              16,915             17               (13)              -
    Conversion of Class B preferred stock
       into common stock                             404,857            405              (377)              -
    Issuance of common stock as payment
       of settlements of disputes                  1,937,000          1,937         3,271,593               -
    Issuance of common stock in conversion
       of notes payable                           14,279,417         14,279        21,598,084               -
    Issuance of common stock as payment of
       loan costs                                 18,807,739         18,808        26,952,118               -
    Redemption of Class A preferred stock                  -              -          (154,265)              -
    Conversion of Class D preferred stock
       into common stock                          26,690,319         26,690            40,036               -
    Net loss                                               -              -                 -     (35,744,607)
                                             ---------------   ------------   ---------------   --------------

Balance, December 31, 1998                        71,577,442   $     71,577   $    89,925,153   $ (62,106,370)
                                             ===============   =============  ===============   ==============

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.


                       Golf Communities of America, Inc.

                Consolidated Statements of Stockholders' Equity




                                     Convertible       Convertible            Convertible
                                   Preferred Stock   Preferred Stock        Preferred Stock           Total
                                       Class A           Class B                Class D           Stockholders'
                                  Shares     Amount  Shares   Amount     Shares       Amount         Equity
                                  ------     ------  ------   ------     ------       ------         ------
Balance, December 31, 1996             -    $     -        -   $    -            -    $      -   $(12,764,725)
   Conversion of notes payable
    and accrued interest to capital    -          -        -        -            -           -      5,333,024
   Conversion of related party
    notes payable and accrued
    interest to capital                -          -        -        -            -           -      7,133,327
   Payment of loan costs
    Payable through the
    issuance of capital                -          -        -        -            -           -      1,566,926
   Recapitalization               29,084         29   28,340       28    6,672,578      66,726              -
   Issuance of shares in
    reverse acquisition                -          -        -        -            -           -     13,143,954
   Issuance of common
    stock as payment of
    accounts payable                   -          -        -        -            -           -        117,720
   Issuance of common stock
    for acquisition                    -          -        -        -            -           -      9,439,960
   Net loss                            -          -        -        -            -           -    (13,039,692)
                               ---------  ---------   ------   ------   ----------   ---------   ------------

Balance, December 31, 1997        29,084  $      29   28,340  $    28    6,672,578  $   66,726   $ 10,930,494
                                  ------  ---------   ------  -------  -----------  ----------   ------------

   Discount on conversion
     prices of convertible notes
     payable                           -          -        -        -            -           -        701,186
   Issuance of common stock as
     payment of accounts payable       -          -        -        -            -           -        300,758
   Conversion of Class A preferred
     stock into common  stock     (4,304)        (4)       -        -            -           -              -
   Conversion of Class B preferred
     stock into common stock           -          -   (28,340)    (28)           -           -              -
   Issuance of common stock as
     payment of settlements of
     disputes                          -          -        -        -            -           -      3,273,530
   Issuance of common stock
     as payment of notes payable       -          -        -        -            -           -     21,612,363
   Issuance of common stock as
     payment of loan costs             -          -        -        -            -           -     26,970,926
   Redemption of Class A
     preferred stock             (19,780)       (20)       -        -            -           -      (154,285)
   Conversion of Class D
     preferred stock into
     common shares                     -          -        -        -   (6,672,578)    (66,726)            -
   Net Loss                            -          -        -        -            -           -   (35,744,607)
                              ----------    -------  -------  -------  -----------     -------   -----------

Balance, December 31, 1998         5,000    $     5        -  $     -            -     $     -  $ 27,890,365
                              ==========    =======  =======  =======  ===========     =======  ============

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.


                        Golf Communities of America, Inc.

                      Consolidated Statements of Cash Flow



Year ended December 31,                                                                 1998             1997
-----------------------                                                                 ----             ----
Cash flows from operating activities:
   Net loss                                                                     $(35,744,607) $   (13,039,692)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation                                                                   462,213          362,605
      Amortization                                                                 1,253,604          467,383
      Amortization of deferred loan costs                                          7,154,786        3,018,573
      Loss on disposal of fixed assets                                                 4,412                -
      Discount on conversion price of convertible notes payable                      701,186                -
      Issuance of common stock as payment of settlements                           3,273,530                -
      Loss on impairment of goodwill                                                       -        1,846,633
      Issuance of common stock as payment of interest expense                        127,729                -
      Write-down of land and development costs                                     6,147,260                -
      Write-down of investment in related party companies                          7,711,460                -
   Cash provided by (used for) net of effect of acquisition:
      Accounts receivable                                                         (1,141,592)      (1,081,586)
      Inventories                                                                     (8,604)          27,983
      Prepaid expenses                                                              (186,324)         314,623
      Land and development costs                                                  (6,593,675)       1,953,866
      Accounts payable                                                            (2,176,810)        (602,690)
      Accrued expenses                                                               296,813          131,210
      Accrued interest payable                                                     2,587,975        2,962,868
                                                                                   ---------      -----------
   Net cash used for operating activities                                        (16,130,644)      (3,638,224)
                                                                                ------------      -----------

Cash flows from investing activities:
      Purchases of property and equipment                                       $   (450,403)   $    (399,267)
      Restricted cash acquired in acquisition                                     13,514,366                -
      Cash acquired in acquisition                                                   174,875                -
      Proceeds from sale of property and equipment                                         -          307,222
      Investment in and advances to related party companies                        1,621,909        1,063,359
                                                                                   ---------      ------------
   Net cash provided by investing activities                                      14,860,747          971,314
                                                                                  ----------     -------------
Cash flows from financing activities:
      Increase in restricted cash                                               $(14,285,670)   $           -
      Proceeds from note payable to bank                                          13,568,006                -
      Proceeds from notes payable                                                    695,537          419,244
      Repayments of notes payable                                                   (141,214)        (645,995)
      Proceeds from related party notes payable                                    6,177,705        2,622,000
      Repayment of related party notes payable                                      (988,830)      (1,358,599)
      Proceeds from convertible notes payable                                         98,785        1,529,665
      Redemption of Class A preferred stock                                         (154,285)               -
      Deferred loan costs                                                         (4,361,623)               -
      Deferred loan costs payable                                                    661,203          100,976
                                                                             ---------------    -------------
   Net cash provided by financing activities                                       1,269,614        2,667,291
                                                                             ---------------    -------------
   Net increase (decrease) in cash and cash equivalents                      $          (283)   $         381
Cash and cash equivalents, beginning of year                                         379,050          378,669
                                                                             ---------------    -------------
Cash and cash equivalents, end of year                                       $       378,767    $     379,050
                                                                             ===============    =============

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

                   Summary of Significant Accounting Policies


Principles of Consolidation

The consolidated financial statements include the accounts of Golf Communities of America, Inc. (formerly Golf Ventures, Inc.) and its subsidiaries, hereinafter referred to collectively as the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Operations

The Company owns and operates daily fee (public) and private golf courses and develops and sells residential lots in Central and Southwest Florida, Southeast Texas and Central North Carolina. In addition, the Company owns real estate in Florida, Texas and Utah, which have been partially developed as a future golf course and residential housing sites. Golf Communities of America, Ltd.; GCA Plantation, Ltd. (formerly "U.S. Golf Pinehurst Plantation, Ltd.") Wedgefield Limited Partnership; FSD Golf Club, Ltd.; Cutter Sound Development, Ltd.; NorthShore Golf Partners, Ltd.; NorthShore Development, Ltd.; Montverde Properties, Ltd.; and Arlington Lakes, LP are certain of the entities included in the accompanying consolidated financial statements and are limited partnerships with defined lives. The partnerships are scheduled to dissolve, unless terminated sooner, at various dates beginning December 31, 2020 through December 31, 2042.

Cash and Cash Equivalents

All highly liquid cash investments with an original maturity of three months or less from the date of purchase are considered cash equivalents.

Inventories

Inventories are stated at the lower of cost or market and consist primarily of golf equipment and clothing, golf course maintenance supplies and food and beverages. Costs are determined by the first-in, first-out (FIFO) method.

Land and Development Costs

Land acquired for development and development costs are stated at the lower of cost, including development costs, or estimated net realizable value. Land and development costs include all significant acquisition, carrying and development costs, including interest and real estate taxes until the point of substantial completion. Costs after such point are expensed as incurred.

Land and development costs are allocated to individual lots based on the lot's relative sales value.

The Company monitors the valuation of its land and development costs on a continuous basis with a detailed review each year in conjunction with the completion of the following year's business plan.

Deferred Loan Costs

Deferred loan costs resulting from the Credit Suisse First Boston Mortgage Capital LLC ("CSFB") transaction are capitalized and amortized using the straight-line method over the thirty-six month life of the loan (see Note 6).

Revenue Recognition

The Company recognizes revenue on lot sales when substantially all construction is complete and the sale has been closed. The related cost of the lots is accumulated during construction and is charged to cost of sales at the time revenue is recognized.

Revenue from dues, initiation fees, cart rentals, food and beverage sales and clothing is recognized at the time of sale.

Depreciation

Property and equipment are depreciated using straight-line and accelerated methods over the estimated depreciable lives of the assets.

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

                   Summary of Significant Accounting Policies


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

Income Taxes

Golf Communities of America, Ltd.; U.S. Golf Pinehurst Plantation, Ltd.; Wedgefield Limited Partnership; FSD Golf Club, Ltd.; Cutter Sound Development, Ltd.; NorthShore Golf Partners, Ltd.; NorthShore Development, Ltd.; Montverde Properties, Ltd.; and Arlington Lakes LP are organized as limited partnerships. Accordingly, all tax effects of these entities' income or loss are passed through to the partners. Golf Communities of America, Inc.; U.S. Golf
Management, Inc. (formerly "U.S. Golf Communities, Inc."); U.S. Golf (Plantation), Inc.; U.S. Golf (Wedgefield), Inc.; U.S. Golf (FSD), Inc.; U.S. Golf (Cutter Sound), Inc.; NorthShore U.S. Golf, Inc.; U.S. Golf (Montverde), Inc.; U.S. Golf Leasing Co., Inc.; U.S. Golf Services & Development, Inc.; Pelican Strand Development Corporation, U.S. Golf Pelican Strand, Inc., RH Holdings, Inc. and GCA Texas Development, Inc. are taxed as a regular C Corporations. Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce tax assets to the amount expected to be realized.

Net Loss Per Share

Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement No. 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options and convertible securities. Diluted earnings per share are computed similarly to fully diluted earnings per share. The Company's calculation for basic and fully diluted earnings per share is the same as the Company has a loss, and the impact of potential common shares is antidilutive. Potential common shares include 610,000 and 1,368,369 shares underlying stock options and convertible notes payable, respectively.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1998.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

                   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements


1.   Reorganization, Recapitalization and Acquisitions

     Reorganization of U.S. Golf Communities, Inc.

     U.S. Golf Communities, Inc. ("USGCI") is a company formed in April 1996 that immediately prior to its acquisition of Golf Communities of America, Inc. (formerly Golf Ventures, Inc.) ("GCA") issued its capital stock in exchange for 100% of the outstanding common stock and partnership interests in the following entities:

     U.S. Golf Management, Inc. (formerly U.S. Golf (Cutter Sound), Inc.
        U.S. Golf Communities, Inc.)      NorthShore Golf Partners, Ltd.
     Golf Communities of America, Ltd.    NorthShore Development, Ltd.
     U.S. Golf Pinehurst Plantation, Ltd. NorthShore U.S. Golf, Inc.
     U.S. Golf (Plantation), Inc.         Montverde Properties, Ltd.
     Wedgefield Limited Partnership       U.S. Golf (Montverde), Inc.
     U.S. Golf (Wedgefield), Inc.         Montverde Investment Group, Ltd.
     FSD Golf Club, Ltd.                  U.S. Golf Leasing Co., Inc.
     U.S. Golf (FSD), Inc.                U.S. Golf Services & Development, Inc.
     Cutter Sound Development, Ltd.

     Since these entities were under common ownership and control, the acquisitions were accounted for in a manner similar to a pooling of interests, and their financial information is presented as if they were a single entity since inception.

     Recapitalization and Acquisition of GCA

     Effective November 24, 1997, GCA acquired the stock of USGCI in a reverse acquisition in which USGCI's stockholders acquired voting control of GCA. The acquisition was accomplished through an exchange of stock in which GCA exchanged 6,672,578 shares of Class D convertible preferred stock for 100% of the outstanding stock of USGCI. Upon completing the transaction, the stockholders of USGCI controlled 81% of the voting rights of the combined Company.

     For financial reporting purposes, USGCI is deemed to be the acquiring entity. The acquisition has been reflected in the accompanying consolidated financial statements as (a) a recapitalization of USGCI (whereby the issued and outstanding stock of USGCI was converted into 29,084 shares of Class A cumulative convertible preferred stock, 28,340 shares of Class B cumulative convertible preferred stock and 6,672,578 shares of Class D convertible preferred stock and (b) the issuance of the securities discussed in the following paragraph by USGCI in exchange for all of the outstanding equity securities of GCA.

     In the acquisition, USGCI is deemed to have issued 5,690,024 shares of common stock. The estimated fair value was based on the fair value of the securities of GCA obtained by the USGCI stockholders in the acquisition.

     The acquisition was recorded using the purchase method of accounting. Accordingly, the consideration of $13,143,954 was allocated to the GCA net assets acquired based on estimated fair values including land and development costs of $22,136,951, other assets of $158,452, notes payable and debt of $7,442,667 and other liabilities of $1,708,782. The results of GCA's operations are included in the accompanying consolidated financial statements from the date of acquisition.

     Acquisition of Pelican Strand Development Corporation

     On December 4, 1997, GCA acquired 81% of the outstanding capital stock of Pelican Strand Development Corporation ("PSDC") in exchange for 3,432,713 shares of restricted common stock valued at $2.75 per share. PSDC is the 10% general partner of Pelican Strand LTD ("PSL"), a Florida limited partnership, which is developing a private golf course community in Naples, Florida. The acquisition has been accounted for using the purchase method of accounting, and the results of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $8,550,054 and has been recorded as goodwill, which is being amortized on a straight-line basis over ten years based on the expected development period of the project.

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

     Subsequent to December 4, 1997, Maricopa claimed that the Company breached certain terms of the agreement and requested that the Company rescind the agreement. The Company believes that the terms of the agreement have been met and has refused to rescind the agreement. During 1998, the Company and Maricopa entered into a settlement agreement whereby the two parties exchanged non-monetary concessions in resolution of any existing disputes. The settlement agreement requires a Company shareholder to grant a security interest in and deliver 4,000,000 shares of the Company's common stock held by the shareholder and other Company shareholders to an escrow agent. The 4,000,000 shares are to be held in escrow until the shares owned by Maricopa become freely marketable and tradable, as defined, or until December 3, 1999. On December 3, 1999, if the security interest in the shares is still in effect, and if the thirty day average stock price of the Company's common stock is less than $4 per share, then the escrow agent is required to assign as many of the 4,000,000 shares as are necessary to bring the shares owned by Maricopa, in total, to a value of $13,730,852. Also on December 3, 1999, an evaluation will be made of the historical and projected cash flows of the Company's portion of the PSDC cash flows from the PSL project. If the historical and projected cash flows are lower than $22,275,000, then a proportionate amount of shares held by Maricopa will be surrendered first to the shareholder granting the stock as security interest and then to the Company based upon the short-fall of the projected cash flow returns discounted at twenty-five percent, adjusted for certain items. There has been no adjustment made to the December 31, 1998 financial statements as a result of this contingency due to the fact that no reasonable estimation of the result can be determined at this time.

     In July 1998, the Company arranged and guaranteed a $86,550,000 financing facility between Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), the Company and PSL (see Note 6). The PSL portion of the financing was $35,600,000. The Company paid certain structuring and advisory fees to CSFB of $8,000,000 and issued 13,648,182 shares of its common stock to CSFB valued at $19,101,492 as loan costs and additional consideration for CSFB to complete the financing. Of the costs paid by GCA, an allocated portion, determined based on the percentage of the PSL financing to the total, of $11,149,918 was deemed to be related to the arrangement and guarantee of the PSL financing and was accounted for as an additional GCA investment in PSDC, increasing the investment balance from $877,757 to $12,027,675. The additional investment allocation and the unamortized goodwill recorded in the initial acquisition transaction totaling $20,379,879 as of July, 1998 was supported by an estimate of PSDC cash flows expected to be received from the PSL project at that time. During the fourth quarter of 1998, the Company completed an evaluation of the economic value of the PSDC investment and goodwill through an updated analysis of the expected cash flows from the PSL project. It was determined during the evaluation that the Company portion of the PSDC cash flow expected to be generated from PSL would be approximately $16,000,000, which was less than the recorded cost of the investment and unamortized goodwill balances at December 31, 1998. Accordingly, the Company recorded a provision for impairment of the investment balance of $7,711,460 to reduce the carrying value of the investment to its current fair value based on the discounted cash flows expected to be received, which has been included in operating expenses in the 1998 statement of operations.

     Acquisition of Arlington, Texas Property

     On September 3, 1998, the Company purchased a partially developed, approximately 1,980 acre, real estate property located in Arlington, Texas from Metrovest Partners, Ltd. (the "seller"), for a total purchase price of $47,971,635. The purchase price consisted of cash paid to the seller of $4,165,000, the issuance of convertible notes payable to the seller of $17,804,583, payment of the seller's bank mortgage of $18,944,920 and the assumption of trade accounts payable of $7,057,132.

     Pro Forma Financial Information (Unaudited)

     The following pro forma information has been prepared assuming acquisitions of GCA and PSDC had taken place at the beginning of 1997. The pro forma information includes adjustments for the amortization of goodwill arising from the transactions. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                              Unaudited
     Year ended December 31,                                       1997
     -----------------------                                       ----
     Net sales                                              $ 8,757,742
     Net loss                                               (14,016,104)
     Loss per common share                                        (1.54)

2.   Restricted Cash

     On July 2, 1998, the Company entered into a cash management agreement in connection with its financing facility with CSFB. The Company agreed to arrange for the deposit of certain loan reserves funded by CSFB and all its future operating cash into the accounts of a third party cash manager. The cash manager is responsible for administering escrow balances for property tax and insurance payments on the Company's behalf and maintaining certain reserve balances. In addition, the cash manager is responsible for applying cash for debt service requirements and delivering funds back to the Company for operating purposes. The restricted cash recorded on the Company's December 31, 1998 balance sheet is comprised of amounts held by the cash manager as follows:

     December 31,                                                1998
     ------------                                                ----
     Construction reserve funds                           $10,279,809
     Loan interest payment reserve                          2,596,439
     Property tax payment escrow                              698,379
     Insurance payment escrow                                 238,198
     Other                                                    472,845
                                                           ----------
                                                          $14,285,670
3.   Related Party Transactions

     The Company is affiliated with various other companies through common control and stock ownership, which are not included in the accompanying consolidated financial statements. Material related party transactions between the Company and the affiliated companies consisted of the following:

     Accounts Receivable Related Parties

     Amounts due from related parties are comprised of amounts advanced to entities related by common management which are not included in the accompanying consolidated financial statements.

     The  advances  are  noninterest   bearing  with  no  stipulated  terms  for
     repayment.

     Management Fees

     U.S. Golf Management, Inc. (formerly "U.S. Golf Communities, Inc."); FSD Golf Club, Ltd.; NorthShore Golf Partners, Ltd.; NorthShore Development, Ltd.; Wedgefield Limited Partnership; and Pelican Strand Development Corporation had management agreements with stockholders and related party companies as follows:

         U.S. Golf Management, Inc. (formerly "U.S. Golf Communities, Inc.") entered into a management agreement with Cutter Sound Development, Ltd. and U.S. Golf Pinehurst Plantation Ltd. Management fees under these agreements were based on the greater of monthly minimums or certain percentages of gross revenues, as defined. In addition, the agreements provided for the payment of acquisition and development fees, as defined. U.S. Golf Management, Inc. agreed to pay 95% of the fees earned as a management fee to its stockholders. Management fees earned for the year ended December 31, 1997 were approximately $365,000. These agreements were terminated as of September 30, 1997.

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

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

         Wedgefield Limited Partnership was obligated under a 10-year management agreement effective May 1, 1995 with a company owned by a company stockholder. Annual management fees were the greater of 10% of annual gross revenues, as defined, or $120,000. The agreement was terminated as of September 30, 1997.

         PSDC bills PSL a monthly management fee of $50,000 for the management of a golf course and residential development in Naples, Florida owned by PSL. The fee payments are for a five-year period ending November 2000.

     No management fees expense for the year ended December 31, 1998 is recorded in the accompanying consolidated financial statements. Management fees for the year ended December 31, 1997 were approximately $278,000, and are included in administrative and general expenses in the accompanying consolidated financial statements. At December 31, 1998, the amount owed under these agreements was approximately $1,800,000 and is included in accounts payable related parties in the accompanying consolidated financial statements.

     Advances to Related Party Companies

     PSDC has recorded advances to related party companies of $1,914,657 from PSL and other related companies as of December 31, 1998 for construction costs incurred on their behalf. The advances to affiliates are non-interest bearing and have no stipulated repayment terms.

     PSL Loan Costs

     In accordance with a settlement agreement between GCA and PSL, the Company agreed that PSDC would reimburse PSL for $2,125,653 of allocated loan costs associated with the CSFB transaction (see Note 6) through the adjustment of future cash flows from PSL.

4.   Property and Equipment

     Property and equipment consist of the following:

                                                 Estimated
     December 31,                              Useful Lives              1998

     Land and golf courses                           -            $ 3,679,873
     Improvements of land and golf courses    7 - 31.5 years        1,825,068
     Buildings and improvements                5 - 40 years         3,125,979
     Furniture                                  5 - 7 years           106,914
     Equipment                                  5 - 7 years         1,419,201
     Vehicles                                     5 years              13,228
                                                               --------------
                                                                   10,170,263
     Less accumulated depreciation                                  2,085,546
                                                               --------------
     Net property and equipment                                   $ 8,084,717
                                                               ==============
5.   Purchase of Minority Interest and Goodwill

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

     During the fourth quarter of 1997, the Company completed an evaluation of the economic value of the Plantation goodwill. It was determined during the evaluation that the cash flow expected to be generated from Plantation

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

     would be less than the recorded cost of the related assets and goodwill. Accordingly, the Company recorded a provision for impairment of goodwill of $1,846,633 to reduce the carrying value of the goodwill to its current fair value, which has been included in general and administrative expenses in the statement of operations for the year ended December 31, 1997.

6.   Notes Payable to Bank and Trust

     Notes payable to bank and trust consist of the following:

     December 31,                                                   1998
     ------------                                                   ----
     Libor plus 5.99% (11.55% at December 31, 1998)
     mortgage notes payable to CSFB and Northwest
     Bank Minnesota, collateralized by substantially
     all the Company's assets                               $ 94,565,425
     Libor plus 4.5% (10.06% at December 31, 1998)
     mortgage note payable to CSFB, collateralized by
     substantially all the Company's assets                    8,000,000
                                                            ------------
                                                            $102,565,425
     Less: Loan costs, net of accumulated amortization
     of $2,547,392                                            14,418,728
                                                            ------------
     Net notes payable to bank                              $ 88,146,697
                                                            ============

     On July 2, 1998, the Company entered into several agreements with CSFB which provided a $50,950,000 financing facility. In addition, the Company arranged and guaranteed a $35,600,000 financing facility with CSFB for PSL. In connection with the arrangement of the PSL financing facility, PSL agreed to loan the Company $4,642,176 from the proceeds of their financing in the form of a related party note payable (See Note 8).

     The purchase price of the Company's September 3, 1998 Arlington, Texas property acquisition (see Note 1) was also financed through funding from CSFB in the form of a $50,000,000 addition to the Company's previously existing $50,950,000 financing facility, which increased the aggregate financing facility to $100,950,000. In addition, $6,500,000 of the total financing facility was held back by the lender, in accordance with the loan agreement, until it became necessary for these funds to be used for certain development and improvement projects. As of December 31, 1998, the company had utilized $115,425 of the $ 6,500,000 funds held back by the lender.

     From the net proceeds of the July 2, 1998 CSFB and PSL loans, the Company paid $30,997,419 of outstanding principal and accrued interest on its existing notes and related party notes payable, established property tax, insurance, working capital, interest, construction escrow and other reserve accounts totaling $11,379,989, paid accounts payable of $1,014,108, paid closing costs of $4,355,660 (including structuring and advisory fees of $2,713,342 paid to CSFB) and received cash of $1,345,000.

     From the proceeds of the September 3, 1998 $50,000,000 loan addition, the company paid the sellers mortgage in the Arlington, Texas transaction of $18,944,920, paid financing costs of $7,487,210 (including structuring and advisory fees of $6,825,000 paid to CSFB), paid seller trade accounts payable of $5,713,629 assumed by the Company at closing, paid the cash portion of the purchase price of $4,165,000, established property tax, interest, and construction escrow reserve accounts totaling $13,514,366 and received cash of $174,875. The Company also accrued an additional $600,000 of brokerage fees associated with the Arlington, Texas purchase transaction.

     The $100,950,000 CSFB aggregate financing facility bears interest at the London Interbank Offered Rate ("Libor") plus 5.99 percent per annum. Interest on the borrowing will be paid monthly with minimum principal repayments of $14,050,000 due on or before July 1, 1999, $36,550,000 on or before July 1, 2000 and the remainder due July 1, 2001. As of December 31, 1998, no principal repayments had been made.

     As additional consideration for structuring and advisory services provided by CSFB related to the financing facility, the Company issued an additional promissory note of $8,000,000 payable to CSFB. The note bears interest at Libor plus 4.5 percent per annum and is due on July 11, 2001. In addition, the Company is obligated to pay an additional $1,298,250 to CSFB as an exit fee for the loan (see Note 10). The Company also issued 17,460,182 shares of its common stock to CSFB as additional consideration for their providing the Company financing. The common shares issued to CSFB have been valued at $24,813,529, based upon the average market value of the Company's common

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

     stock for five trading days prior to the related transactions. An allocated portion of the value of the shares issued and the additional $8,000,000 committed to be paid to CSFB totaling $11,149,918 has been recorded on the Company's balance sheet as an additional investment in PSDC as a result of the Company arranging and guarantying PSL's financing facility (see Note
     1). The remaining balance has been recorded as deferred loan costs of which $16,966,120 represents common stock related cost recorded as an offset to the notes payable to bank balance at December 31, 1998. The loan costs, including the portion allocated to the PSDC investment, are being amortized on the straight-line basis over the three-year term of the note.

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

     On November 11, 1998, CSFB securitized the Class A and B promissory notes and placed the Class C promissory note into a CSFB controlled entity called Odeon FL trust. The Class A and B promissory notes were effectively transferred to Northwest Bank Minnesota, a national association acting as trustee for the two notes.

     Under the loan agreement with CSFB, the Company has committed to raise financing of $4,267,139 before January 1, 2000 to fund the Company's construction projects.

     The components of deferred loan costs assets resulting from the CSFB transaction are as follows:

     December 31,                                                          1998
     ------------                                                          ----
     Closing costs paid in the July 2 CSFB transaction              $ 4,355,660
     Closing costs paid in the September 3 CSFB transaction           7,487,210
     Allocated portion of the CSFB $ 8,000,000 structuring
      and advisory fee promissory note (net of $ 3,290,583
      allocated to PSDC investment)                                   4,709,417
     CSFB exit fee accrued                                            1,298,250
     Brokerage fees accrued for the Arlington, Texas purchase
      transaction                                                       600,000
     Loan finders fee paid through the issuance of 250,000
      shares of the Company's common stock                              422,500
                                                                     18,873,037
     Less:  Accumulated amortization                                  2,749,074
                                                                    -----------
     Net deferred loan cost assets                                 $ 16,123,963
                                                                   ============

     Interest expense recorded for CSFB notes payable for the year ended December 31, 1998 totaling $8,528,090 consists of $1,373,304 of loan interest, net of $3,491,788 of interest capitalized, $2,749,074 of loan cost asset amortization and $2,547,392 of note payable loan cost offset amortization. In addition, $1,858,320 of the amounts allocated to the investment in PSDC have been amortized to interest expense during 1998.

     The Company's loan agreement requires the Company, among other items, to maintain its accounts payable balances below a 60 day aging level, sell its Utah properties by March 31, 1999 and receive an unqualified audit opinion from its independent certified public accountants for its December 31, 1998 financial statements. As of December 31, 1998 and continuing through the date of this report, the Company was in default of the 60 day aging level requirement. The December 31, 1998 financial statements include an audit opinion that is modified for a going concern contingency. The Company has not located a purchaser for its Utah properties as of the date of this report and does not anticipate that the Utah property sale will take place by the required March 31, 1999 date. In addition to the above, the Company is delinquent on interest payments under an $8,000,000 note payable to CSFB. The lender has not waived their remedies which includes possible foreclosure on the loan as a result of the above defaults. However, the lender is aware of the defaults and has not taken action against the Company.

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

7.   Notes Payable

     Notes payable consist of the following:

     December 31,                                                         1998
     ------------                                                         ----
     Two   $500,000    unsecured   notes   payable   to   an
     international bank bearing interest at 7.1% and 6% with
     principal and accrued  interest payable on December 31,
     1998 and February 22, 1999.  Personally  guaranteed  by
     certain  Company  stockholders.  In  January,  1999 the
     Company  extended  the  due  date  of the  note  due on
     December 30, 1998 to June  30, 1999 and  decreased  the
     annual  interest  rate from 7.1% to 5.9%.  In February,
     1999 the Company  extended the due date of the note due
     on February 22, 1999 to May 22, 1999 and  decreased the
     annual interest rate from 6% to 5.6%.                          $1,000,000

     Various   unsecured  notes  payable  bearing   interest
     ranging  from  8.1% to 12% with  accrued  interest  and
     principal  payable  currently.                                    892,991
                                                                  ------------
                                                                    $1,892,991

     Of the above notes payable, $465,854 were past due as of December 31, 1998. The Company is currently in the process of negotiating an extension or modification of the terms of the debt. The remainder of the notes payable will become due during the year ended December 31, 1999.

     During 1998, notes payable and accrued interest of $ 17,254,239 were paid through the CSFB refinancing transaction (see Note 6).

8.   Notes Payable to Related Parties

     Notes payable to related parties consist of the following:

     December 31,                                                         1998
     ------------                                                         ----

     Various  unsecured  notes payable to  stockholders  and
     other related parties bearing  interest ranging from 4%
     to 10% with  principal  and  accrued  interest  payable
     currently.                                                    $ 6,889,623

     Libor plus 4.5%  unsecured  promissory  note payable to
     PSL with  principal  and  accrued  interest  payable as
     normal partnership cash distributions are made from PSL
     to PSDC (see Note 6).                                           4,642,176

     12%  promissory  note payable to a stockholder  company
     with  accrued  interest  due  quarterly  and  principal
     payable on June 10,  2001.  Collateralized  by a second
     mortgage on certain land of the Company.  (see Note 10)         3,448,670

     8%  unsecured  notes  payable  to  a  stockholder  with
     principal  and  accrued  interest  payable  on June 30,
     1999.                                                           1,601,172

     18% note payable with accrued  interest due monthly and
     principal  payable on September  17, 1999.  The note is
     secured  by  500  golf   memberships  of  PSL  and  190
     outstanding shares of PSDC.                                     1,000,000

     Non-interest-bearing   unsecured   note  payable  to  a
     stockholder due June 2, 1999.  Personally guaranteed by
     three Company stockholders.                                       800,000

     8%  unsecured  note  payable  to  a  stockholder   with
     principal  and  accrued  interest  payable  on June 30,
     1999.                                                             707,210
                                                                  ------------
                                                                   $19,088,851
                                                                  ============

     Of the above notes payable to related parties, $2,295,000 were past due as of December 31, 1998. The Company is currently in the process of negotiating an extension or modification of the terms of the debt. Of the remainder of the notes payable to related parties, $8,703,005 and $8,090,846 will become due during the years ending December 31, 1999 and 2001, respectively.

     During  1998,   related  party  notes  payable  and  accrued   interest  of
     $13,743,179  were paid through the CSFB  refinancing  transaction (see Note
     6).

     Interest expense on notes payable to related parties was $3,134,197 and $4,980,314 for the years ended December 31, 1998 and 1997, respectively.

9.   Convertible Notes Payable

     Convertible notes payable at December 31, 1998 consist of various promissory notes payable bearing interest ranging from 9% to 12% per annum with principal and interest due on demand. The notes are convertible, at any time at the option of the holder, into Company common stock at 70% of the market value of the Company's common stock for the ten trading days prior to the conversion date.

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

10.  Commitments and Contingencies Leases

     The Company conducts certain operations from leased facilities including office space in Orlando, Florida. The Company also leases certain office, maintenance and golf course equipment. These leases are classified as operating leases and expire on various dates from 1998 through 2002. Certain leases provide for renewal options and payment of occupancy costs and taxes.

     As of December 31, 1998, future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                         1998                         $  457,965
                         1999                            384,939
                         2000                            275,517
                         2001                            162,368
                         2002                             66,297
                                                       ---------
                         Total minimum lease payments $1,347,086

     Rental expense under all operating leases was approximately $379,805 and $476,798 for the years ended December 31, 1998 and 1997, respectively.

     Employment Agreements

     The Company has entered into three employment agreements with key executives. Two of the agreements are for a three-year period ending in November 2000 and one is for a one-year period ending August 1999, with automatic one-year renewal terms thereafter. The agreements provide for aggregate annual base compensation of $435,000. The agreements also provide the executives an aggregate of 610,000 options to purchase Company common stock.

     Litigation

     As discussed in Note 1, the Company completed an acquisition of GCA. On December 8, 1997, the U.S. Securities and Exchange Commission filed a complaint against GCA and certain of its former officers and directors. The SEC has alleged violations of certain sections of the Securities and Exchange Act of 1934 and various rules in connection with the purchase and sale of GCA securities and reporting and disclosure requirements. The Company submitted an offer of resolution to the Securities and Exchange Commission to resolve the matter with a cease and desist, whereby the complaint against the Company would be withdrawn. Additionally, the federal district court has now signed an order dismissing the claims against the Company. The Company is now awaiting the issuance of the final order by the Commission, in which the Company without admitting or denying the allegations, will consent to a cease and desist order, fully and finally resolving the matter.

     U.S. Golf Pinehurst Plantation, Ltd. was a defendant in a lawsuit alleging trademark infringement arising out of the use of the term "Pinehurst Plantation" in connection with its golf course operations and residential lot development. During 1998 the district court entered a permanent injunction against the Company ordering that it cease any use of the word "Pinehurst" except "to fairly and accurately describe geographic location". The Company also entered into a release and settlement agreement whereby, in exchange for the termination of all disputes between the parties, the Company agreed to pay damages of $62,500 and the promise of 70 golf tee times per month for five consecutive years. Prior to December 31, 1998, the Company paid the $50,000 toward the cash portion of the settlement and accrued an additional $325,000 at December 31, 1998 for the remainder of the cash payment due and the estimated value of the golf tee time promise. The related expense is included in settlement of dispute expense in the 1998 statement of operations.

     The  former  parent  company of GCA,  American  Resources  and  Development
     Corporation ("ARDCO") made a claim against the Company for shares of the Company's common stock. During 1998, the Company entered into a settlement agreement with ARDCO and issued 862,000 shares of the Company's common stock to ARDCO in exchange for the termination of their claim against the Company. Settlement of dispute expense of $1,456,780 was recorded for the year ended December 31, 1998 related to this transaction based on the market value of the Company's common stock on the settlement date.

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

     Montverde Properties LTD was a defendant in a lawsuit for the enforcement of a $916,824 mortgage note payable. The mortgage and all accrued interest were paid in full during 1998. The Company expects no further litigation proceedings regarding this matter.

     The holder of a promissory note payable by the Company has made a claim disputing the amount owed under the note. The holder is claiming that the balance owed is $4,175,000 plus related accrued interest at 12% per annum. The Company believes that the $3,448,670 balance recorded on the December 31, 1998 balance sheet (see Note 8) plus accrued interest at 12% per annum is correctly stated. The parties are currently negotiating a resolution to this dispute, and no lawsuit has been filed against the Company. In the opinion of management, there is no reasonable probability at present that the promissory note holder's claim is valid.

     The Company is involved in various other lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or any threatened lawsuits and litigation matters will have a material adverse effect on the Company's financial position or results of operations.

     Loan Costs

     In connection with the issuance of several notes payable described in Notes 6, 7, 8 and 9, the Company has agreed to pay loan costs in the form of cash and the transfer of title of a specified lot in one of the Company's residential developments. The following is a summary of the loan cost obligations outstanding as of December 31, 1998:

     Description

     CSFB loan exit fee (see Note 6).................................$1,298,250
     Cash commitments................................................   827,000
     Residential development lot.....................................    95,658
                                                                     ----------
                                                                     $2,220,908
                                                                     ==========

     The Company has valued the residential development lot commitment based on the recorded cost of the specified lots on the Company's balance sheet at the date of the commitment.

     In December 1997, the Company issued notes payable of $800,000 and $500,000 which were originally payable on or before February 1, 1998 and January 18,1998, respectively. As an incentive for entering into the note payable arrangements and in lieu of interest, the Company agreed to issue to the lenders, at their option, one of the following in the aggregate: 1) $1,800,000 of the Company's Class A cumulative convertible preferred stock,
     2) 480,000 shares of the Company's common stock, or 3) 7.5% of the Company's 81% investment in PSDC (see Note 1) valued at $1,800,000. During 1998, the lenders agreed to accept 929,706 shares of the Company's common stock, valued at $1,571,203, as compensation for their loans in lieu of the three options above. The Company has accounted for value of the stock issued as additional interest expense amortized over the original life of the loans, which were approximately two months in duration. Accordingly, additional interest expense of $671,203 and $900,000 has been recorded as interest expense in the December 31, 1998 and 1997, respectively, statements of operations.

     During 1998, the Company paid $7,741,703 and $225,000 of loan costs payable through the issuance of capital and the transfer of a residential lot in one of the Company's developments, respectively. In addition, $1,023,000 of loan costs payable were reclassed to related party notes payable in 1998.

     During 1997, the Company paid $1,566,926 and $244,000 of loan costs payable through the issuance of capital and the transfer of a residential lot in one of the Company's developments, respectively.

     Loan Guaranty

     The Company has agreed to guarantee the payment of a $35,600,000 bank loan of PSL. The loan is secured by a first mortgage on property owned by PSL. The loan bears interest at Libor plus 4.5 percent per annum. Interest on the PSL borrowing is to be paid monthly with minimum principal repayments of $5,778,765 on or before July 1, 1999, $15,033,015 on or before July 1, 2000, and the remainder due in July 2001.

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

     Construction Contracts

     The Company has entered into various contracts for the construction of a golf course and two residential infrastructure projects. The contracts estimate a total of approximately $4,955,000 of construction cost commitments. Another contract commits the Company to pay monthly rental fees for construction equipment. The monthly rental fees have ranged from approximately $300,000 to $1,000,000 per month.

     Construction Funding

     Under the loan agreement with CSFB, the Company has committed to raise financing of $4,267,139 before January 1, 2000 to fund the Company's construction projects.

     Contingent Liability

     During 1997, a financial services firm invoiced the Company approximately $1,000,000 for a commission payable to them related to their services in locating GCA as an acquisition candidate for USGCI (see Note 1). Due to certain circumstances involved with the acquisition transaction, the Company believes that the invoice is invalid and has not recorded the commission in its financial statements. The services firm has not actively pursued the Company for payment of the commission and the Company has not contacted the services firm regarding their invoice since 1997.

11.  Income Taxes

     Unused net operating losses for income tax purposes, expiring in various amounts from 2007 through 2018, of approximately $30,000,000 are available at December 31, 1998 for carryforward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of these losses may be limited due to changes in ownership. The tax benefit of these losses of approximately $11,386,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized. The Company has deferred tax assets of approximately $2,313,000 and $2,902,000 for the write down of land under development (see
     Note 16) and the write down of investments in related party  companies (see
     Note 1), respectively.

12.  Capital Stock

     Authorized Common Stock

     During  1998,  the  Company  stockholders   approved  an  increase  in  the
     authorized shares of common stock from 25,000,000 to 100,000,000.

     Class A Cumulative Convertible Preferred Stock

     The holders of the Company's Class A Cumulative Convertible Preferred Stock ("Class A Stock") had the right to convert such shares into shares of the Company's common stock anytime prior to March 1, 1998 at a conversion price equal to 60% of the average market price of the common stock for 90 days immediately prior to the conversion. The Class A Stock entitles the holders to receive cumulative dividends at a rate of 10% per annum and a one-time 6% bonus from the first net profits of the Company based upon the $5 per share purchase price paid by the original purchasers. The Class A Stock also has certain preferences in liquidation. During 1998, the holders of 4,303 shares of Class A Stock elected to convert their shares into 16,915 shares of the Company's common stock. Additionally, the Company elected to redeem 19,780 shares of Class A stock in exchange for $154,285 during 1998.

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

     Class B Cumulative Convertible Preferred Stock

     During 1998, the holders of 28,340 shares of the Company's Class B Cumulative Convertible Preferred Stock, representing all such outstanding shares, elected to convert their shares into 404,857 shares of the Company's common stock at a conversion rate of approximately 14 common shares for each Class B Cumulative Convertible Preferred Stock converted.

     Class D Convertible Preferred Stock

     On November 24, 1997, the Company issued 6,672,578 shares of the Company's Class D Cumulative Convertible Preferred Stock ("Class D Stock") to effect an acquisition (see Note 1). The Class D stock automatically converted into 26,690,319 shares of the Company's common stock at a conversion rate of four shares of common stock for each share of Class D Stock upon the approval of an increase of the Company's authorized common stock to 100,000,000 shares completed during 1998.

     Conversion of Liabilities into Common Stock

     During 1998, $280,000 of notes payable and accrued interest, $422,499 of related party notes payable and accrued interest and $20,909,864 of convertible notes payable and accrued interest, respectively, were converted into Company common stock at conversion prices ranging from $0.97 per share to $2.05 per share. The conversion prices were determined based upon the terms of the individual notes converted.

     During 1998, the Company recorded $701,186 of additional paid in capital and interest expense related to convertible notes payable converted into Company common stock at conversion rates that were either below the market value of the Company's common stock or the previous contractual conversion rate, whichever was lower, at the date of conversion.

     During 1998 and 1997, the Company paid $300,758 and $117,720 of trade accounts payable through the issuance of 268,458 and 50,000 shares of the Company's common stock, respectively.

     During 1997, $5,333,024 of notes payable and accrued interest and $7,133,327 of related party notes payable and accrued interest, respectively, were converted into Company capital at conversion prices equal to $1 of capital for each $1 of debt converted.

     Settlement of Disputes

     As a condition to the CSFB financing, the Company committed to settle certain disputed obligations and loan fees with certain third parties. The Company issued 1,937,000 shares of common stock, including 862,000 shares issued to ARDCO (see Note 10), during the year ended December 31, 1998 as compensation under the related settlement agreements. The shares issued were valued at $3,273,530 based on the market value of the Company's common stock on the date of the settlements, which is included in settlement of dispute expense in the 1998 statement of operations.

     Stock Options

     During 1998, the Company's shareholders approved an equity-based long-term incentive plan. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for this plan. Under the provisions of APB Opinion 25, if options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value at the date of grant.

     The Company's equity-based incentive plan allows the Company Board of Directors to grant up to 2,000,000 incentive and non-qualified stock options, stock appreciation rights, restricted stock and long term performance awards to key employees and officers of the Company and stock options and stock appreciation rights to certain independent contractors. The maximum term of options granted under the plan is ten years.

     Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model with the following assumptions used for grants in 1998: no dividend yield, volatility from 116% to 129%, risk-free

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

     interest rate of 6.3% and expected lives ranging from two to five years. Had compensation cost been determined based on the fair value of options at their grant dates in accordance with FAS 123, the Company would have had a net loss of $36,555,807 for fiscal 1998. The effect on earnings per share is less than $.01 per share for fiscal 1998.

     In December 1998, the Company Board of Directors granted 610,000 stock options to certain key executives to purchase the Company's common stock at $1 per share. The options vest 220,000 at the grant date and 195,000 each one and two years from the grant date. The fair value of the options at the date of grant were $ .96 per share.

     Shares Reserved

     At December 31, 1998, the Company has reserved common stock for future issuance under its equity-based incentive plan and for convertible notes payable totaling 3,368,369 shares.

13.  Supplemental Cash Flow Information

     Year ended December 31,                                                               1998           1997
     -----------------------                                                               ----           ----
     Cash paid for income taxes......................................................$          -            -
     Noncash financing and investing activities:
       Acquisition of Arlington, Texas property (see Note 1).........................  47,971,635            -
       Reclassification of loan costs payable to related party note payable
        (see Note 10) ...............................................................   1,023,000            -
       Refinance of notes payable, related party notes payable and accrued
        interest with notes payable to bank (see Note 6).............................  30,997,419            -
       Reclassification of accrued interest to related party and convertible
        notes payable ...............................................................   1,861,402            -
       Allocation of common stock issued to CSFB and loan costs to investment
        in PSDC .....................................................................  11,149,918            -
       Common stock issued for loan costs (Note payable to bank offsets).............  11,248,120            -
       Accrual of loan costs.........................................................   1,720,750            -
       Reclassification of goodwill to land and development costs....................     250,000            -
       Accrual of loan costs (Note payable to bank offsets)..........................   4,703,454            -
       Conversion of related party notes payable and accrued interest into
        capital (see Note 10) .......................................................   7,133,327            -
       Notes payable issued in connection with advances to related party companies...   1,000,000            -
       Reclassification of notes payable to related party and convertible notes
        payable .....................................................................   1,200,000    6,557,298
       Conversion of notes payable and accrued interest into capital (see Note 12)...  21,452,927    5,333,024
       Payment of loan costs payable through the issuance of capital (see Note 10)...   7,741,703    1,566,926
       Payment of loan costs payable with the transfer of a residential lot
        (see Note 10) ...............................................................     225,000      244,000
       Issuance of common stock for payment of trade accounts payable (see Note 12)..     300,758      117,720
       Acquisition of GCA (see Note 1)...............................................           -   13,143,954
       Acquisition of PSDC through the issuance of common stock (see Note 1).........           -    9,439,960
       Conversion of related party notes payable and accrued interest into
        capital (see Note 12)                                                                   -    7,133,327

14.  Option Agreement

     In 1994, the Company entered into an option to purchase (the "Agreement") a golf course and residential lots for $15,500,000. The term of this option is five years unless sooner terminated as defined in the Agreement. Under the Agreement, the Company paid $3,000,000 in cash and agreed to extinguish an existing $5,500,000 first mortgage obligation of the seller. The balance of the purchase price of $7,000,000 shall be payable to the seller upon satisfaction of the first mortgage. When the Company closes on the sale of a lot, the net cash, as defined, shall first be applied to the payment of the first mortgage until fully paid. Upon satisfaction of the first mortgage, the net cash will be applied to the $7,000,000 balance owed the seller until satisfied. During November 1996, the outstanding balance of approximately $3,356,000 on the first mortgage note was refinanced by the seller.

     The option agreement was accounted for as a purchase of the golf course and residential lots and assumption of the related liabilities. Accordingly, the total purchase price, including the cash payment, was allocated to the net assets acquired based upon their estimated fair market values. The $7,000,000 note payable to the seller was non-interest bearing until November 1996, at which time the note began accruing interest at prime plus 2%. Interest was imputed on the note during the period of November 1994 to November 1996 at a rate of 10.5%, resulting in a net present value of $5,593,591 at the date of the transaction. During 1998, the note payable to seller and accrued interest of $7,245,000 were paid in full through the CSFB refinance transaction.

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

15.  Going Concern Consideration

     The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $35,744,607 for the year ended December 31, 1998, was in default of approximately $2,800,000 of unsecured debt, has approximately another $11,000,000 of unsecured debt due during 1999. In addition, the Company has a minimum required principal repayment of $14,050,000 under a note payable to banks and trust due on or before July 1, 1999 and the Company is in default of certain provisions of the CSFB loan agreement (see Note 6).

     The Company expects to incur substantial expenditures to further its real estate and golf course development activities which has been funded by CSFB 1998. Management believes that the funding provided by CSFB is sufficient to provide the Company's projects with certain amenities critical to the proper marketing of its real estate development efforts and to support
     Company revenues from lot sales in the future. However, the funding proviced by CSFB and the Company's working capital capital at December 31, 1998, plus limited revenue from real estate sales and golf course operations will not be sufficient to meet such objectives and obligations as presently structured. Management recognizes that the Company must generate additional resources renegotiate current obligations or consider disposing of assets to enable it to continue operations.

     Management intends to open discussions with CSFB as well as continue discussions with other note holders to restructure current debt obligations to relieve this current liquidity situation. Management has had success in restructuring many of its notes payable and believes this effort will be successful. However, there is no assurance that this can be accomplished before any creditors choose to exercise their remedies as a result of the above defaults.

     Management's plans also include alliances or other partnership agreements with entities interested in and resources to support the Company's plans or other business transactions, which could generate resources to assure continuation of the Company's operations. Several negotiations have taken place between the Company and certain significant financing sources. Management also intends to complete the land sale transaction described in note 17 and to potentially enter into similar arrangements at other Company properties. Such transactions provide the Company with capital to meet some of its first mortgage obligations and alleviates significant development costs the Company would have to otherwise finance through other means.

     The accompanying financial statements do not include any adjustment to reflect the possible future effects that may result from the inability of the Company to continue as a going concern.

16.  Land Under Development

     During 1998, and as a condition of the CSFB transaction, the Company's real estate properties were appraised by a third party consulting firm. The resulting values were compared to the book value of the properties recorded on the Company's balance sheet in order to evaluate the need for a lower of cost or fair market value write down. Accordingly, the Company recorded a write down of $6,147,260 to land and development costs during the quarter ended December 31, 1998 to reduce the book value of its Utah property to the appraised value of $16,200,000. The write down is included as an operating expense in the 1998 statement of operations.

     The Company is contractually committed, as part of its loan agreement with CSFB, to sell the Utah property in its entirety by March 31, 1999.

17.  Subsequent Events

     Subsequent to December 31, 1998, the Company entered into a land purchase agreement ("the agreement") for the sale of 500 residential development lots in the Company's Pinehurst, North Carolina development for a total purchase price of $10,000,000. The agreement requires the buyer to purchase 33 lots upon execution of the contract for $1,000,000, and an additional 67 lots each year thereafter at a purchase price of $19,150 per lot. In addition, the buyer is required to purchase 500 memberships to the Company's golf club for a total purchase price of $5,000,000. A $5,000,000 non-interest-bearing promissory note will be executed as consideration for the membership purchase, payable in $10,000 installments as the buyer transfers the memberships to third-party purchasers of the residential lots. The note matures seven years from the date of the agreement, at which time any unsold memberships will be returned to the Company and offset against the balance of the promissory note. The agreement has been signed by the Company and buyer and is currently pending the approval of CSFB prior to its full execution.

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

On March 19, 1998, the Company formally engaged BDO Seidman LLP ("BDO") as its independent auditors who audited and reported on the financial statements of the Company for the fiscal years ended December 31, 1997 and 1998, enclosed with this report, (see item 7 "Financial Statements").

Prior to engaging BDO, neither the Company nor anyone acting on its behalf consulted with BDO regarding the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on the Company's financial statements. In addition, during the Company's fiscal years ended March 31, 1997 and 1996, and the interim period from April 1, 1997 to March 13, 1998, neither the Company nor anyone acting on its behalf consulted with BDO with respect to any matters that were the subject of a disagreement or event(as described in Item 304(a)(1)(iv) of Regulation S-B).

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

The following table sets forth the name and office held by each director and officer of the Company, followed by a brief resume of each individual.

      NAME            AGE   POSITION HELD
 Warren Stanchina      51   President, Chief Executive Officer and Director
 Wolfgang Dueren       55   Director
 Eric LaGrange         48   Executive Vice President, Chief Operating Officer
 Mary Lynn Stanchina   43   Senior Vice President, Secretary, Chief
                            Administrative Officer and Director
 Kevin Jackson         32   Chief Financial Officer

Warren Stanchina, is President and Chief Executive Officer of the Company, and serves as Chairman of the Board of Directors. Mr. Stanchina joined the company in November 1997 as a result of the reverse acquisition transaction with U.S. Golf, a wholly owned subsidiary of the Company. He founded U.S. Golf. Through the subsidiaries of U.S. Golf and U.S. Golf Services and Development, a related party company, Mr. Stanchina has acquired, built and operated golf properties since 1983. Mr. Stanchina is the President and owner of U.S. Golf Services and Development and the co-beneficial owner of 5,346,458 shares of the Company's common stock, including 120,000 shares subject to stock options which are exercisable within 60 days of the date hereof. Pursuant to an employment agreement, on December 31, 1998, Mr. Stanchina was granted 360,000 options to purchase the Company's common stock with an exercise price of $1. These options vest one-third on the date of the grant and the remaining two-thirds equally over two years, commencing one year from the date of grant.

Wolfgang Dueren, is a Director of the Company. Dr. Dueren is a citizen of Germany where he has an active law and investment advisory practice. He has worked with Mr. Stanchina for the past eight years assisting in financing the U.S. Golf group of operating entities and properties. Dr. Dueren is the beneficial owner of 4,659,437 shares of the Company's common stock.

Eric LaGrange, is Executive Vice President and Chief Operating Officer, and served in the same capacities with U.S. Golf Communities, Inc. for over five years prior to the reorganization transaction with the Company in November 1997.

U.S. Golf Communities, Inc. (now U.S. Golf management, Inc.) was the corporation assigned with overview responsibilities for the U.S. Golf entities prior to the November 1997 reverse acquisition transaction. Pursuant to an employment agreement, on December 31, 1998, Mr. LaGrange was granted 150,000 options to purchase the Company's common stock with an exercise price of $1. These options vest one-third on the date of the grant and the remaining two-thirds equally over two years, commencing one year from the date of grant.

Mary Lynn (Jo) Stanchina, is Senior Vice President, Secretary, Chief Administrative Officer and a Director of the Company. She was elected to the Board of Directors of the Company in December 1997 upon the resignation of Duane Merchant. Mrs. Stanchina is the spouse of Warren Stanchina, and has been active in the development and management of U.S. Golf Communities in the same positions that she now holds with the Company. Mrs. Stanchina has actively participated in co-founding and managing numerous golf properties since 1983. Ms. Stanchina is the co-beneficial owner of 5,226,458 shares of the Company's common stock.

Kevin Jackson, is Chief Financial Officer. Mr. Jackson joined the Company is August 1998. Prior to joining the Company, Mr. Jackson worked as an audit manager and associate for BDO Seidman LLP in Orlando, Florida from 1993 to 1998. During his years in public accounting, Mr. Jackson was responsible for coordinating and overseeing audits on a variety of clients including companies in the real estate, manufacturing and high-tech industries. Pursuant to an employment agreement, on December 31, 1998 Mr. Jackson was granted 100,000 options to purchase the Company's common stock with an exercise price of $1 per share. Of the options granted, 50,000 vested on the date granted and the remaining 50,000 vest equally over two years, commencing one year from the date of grant.

Item 10.  Executive Compensation.

Director Compensation.

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

The Company currently provides no cash compensation to its Directors. Out of pocket expenses incurred by Directors in their capacity as a Director may be reimbursed by the Company as approved by the Board of Directors.

The following table sets forth a summary of cash and non-cash compensation for each of the last three fiscal periods ended December 31, 1998, 1997, and 1996, with respect to the Company's Chief Executive Officer. No other executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                                             SUMMARY COMPENSATION TABLE


                                                        Salary/              Restricted               Underlying
Name and                                              Management                Stock                   Options/
Principal Position                  Year                 Fees1                 Awards                    SAR's2
------------------                  ----                 -----                 ------                    ------
Warren Stanchina,                   1998                250,000                   -                     360,0004
President and Chief                 1997                226,000                   -                         -
Executive Officer3                  1996                317,000                   -                         -

Duane H. Marchant                   1998                    -                     -                         -
President, CEO and                  1997                 72,000               150,0005                      -
Treasurer6                          1996                 72,000                   -                         -

Eric La Grange                      1998                100,000                   -                     150,0004
Vice President and                  1997                100,000                   -                         -
Chief Operating Officer             1996                100,000                   -                         -

1 Prior to November 1997, Mr. Stanchina received compensation according to management fee with several entities now consolidated under US Golf.
2   The Company has never issued SAR's.
3   After November 27, 1997
4 Stock options granted on December 31, 1998, $1 per share exercise price, one third vested at grant date and one third vest one and two years from the grant date.
5 150,000 shares issued to Mr. Marchant have a market value of $112,500 as of December 31, 1998.
6   Until November 27, 1997



                        OPTION/SAR GRANTS IN FISCAL 1998

                          Number of Securities        % of Total Options/SAR      Exercise
                         Underlying Options/SAR       Granted to Employees in      or Base          Expiration
Name                             Granted1                  Fiscal year1          Price($/sh)           Date
----                             --------                  ------------          -----------           ----
Warren Stanchina                 360,000                      360,000                $1          December 31, 2008
Eric La Grange                   150,000                      150,000                $1          December 31, 2008

1 The Company has never issued SAR's.

Stock Options and Similar Awards to Management

In December 1998, the Company's Board of Directors awarded 360,000 stock options to Warren Stanchina, the Company President and Chief Executive Officer, 150,000 stock options to Eric La Grange, the Company Chief Operating Officer, and 100,000 stock options to Kevin Jackson, the Company Chief Financial Officer. The stock options were awarded pursuant to employment agreements and are exercisable at $1 per share.

In November 1997, the Company entered into an employment agreement with Mr. Warren Stanchina to employ Mr. Stanchina as President and Chief Executive Officer of the Company for a term of three years at an annual base salary of $250,000 with bonus possibilities in the discretion of the Board of Directors. In addition, the Company granted to Mr. Stanchina options to purchase 360,000 shares of the Company's common stock. The stock options were granted in December 1998 at an exercise price of $1 per share

In July 1997, the Company's Board of Directors awarded 150,000 shares of restricted common stock to Duane Marchant, the former President and Director, 35,000 shares of restricted common stock to Steven Spencer, the former Chief Financial Officer and Director, and 30,000 shares of restricted common stock to Bruce Frodsham, St. George Properties Manager and former Director, as bonus compensation for service to the Company in negotiating the US Golf reverse acquisition transaction and in negotiating and implementing a separation of the Company from ARDCO.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to any person known to the Company to be the beneficial owner of than five percent 5% or more of any class of the Company's voting securities as of December 31, 1998. (Unless otherwise indicated, the individuals or entities identified each own their respective shares and have sole voting and sole investment powers regarding their disposition. The percentages are based upon 71,577,442 shares of common stock issued and outstanding at December 31, 1998 and 5,000 shares of the Company's Series A Preferred Stock issued and outstanding at December 31, 1998, and such percentages are computed in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.

Name and Address of                      Title of              Number of                      Percent
Beneficial Owner                          Class              Shares Owned(1)                  of Class
----------------                          -----              ---------------                  --------
Common Stock
------------
Credit Suisse First Boston            Common Stock               17,460,182                    24.2 %
11 Madison Avenue                     $.001 par value
New York, NY  10010-3629

Metrovest Partners, Ltd.              Common Stock               10,000,000                    13.9 %
3883 Turtle Creek Blvd.               $.001 par value
Suite 209
Dallas, TX  75219

Double Eagle Properties, Ltd. (2)     Common Stock               5,226,458                      7.3 %
255 S. Orange Ave.                    $.001 par value
Orlando, FL  32801

Dr. Wolfgang Dueren                   Common Stock              4,659,437(3)                    6.5 %
255 S. Orange Ave.                    $.001 par value
Orlando, FL  32801

Hermann Flachsmann                    Common Stock               3,782,613                      5.3 %
Kaiserstr. 16                         $.001 par value
74072 Heilbronn



Series A Preferred Stock
------------------------
James W. Geis                         Series A                       2,000                       40 %
26962 Sandalia Circle                 Preferred Stock
Mission Viejo, CA  92691              $.001 par value

Robert F. and Nancy L. Pelton         Series A                       1,000                       20 %
                                      Preferred Stock
                                      $.001 par value

Anna Barbara Taylor                   Series A                       2,000                       40 %
                                      Preferred Stock
                                      $.001 par value

1. As shown on the stock transfer records of the Company or in Section 13(d) filings received by the Company.
2. Partnership  entity owned and controlled by Warren and Mary Lynn Stanchina.
3. Held as trustee for certain overseas shareholders of the Company.

Item 12.  Certain Relationships and Related Transactions.

Interested Party Transactions

During the summer of 1997, George Badger assisted the Company in negotiating the U.S. Golf transaction. Mr. Badger has asked to be paid 250,000 shares of restricted common stock as a finder's fee. The Company and Mr. Badger executed a settlement agreement during 1998 that released the Company from any liability to Mr. Badger.

Employment Agreements

In November 1997, the Company entered into an employment agreement with Mr. Warren Stanchina to employ Mr. Stanchina as President and Chief Executive Officer of the Company for a term of three years at an annual base salary of $250,000 with bonus possibilities in the discretion of the Board of Directors. In addition, the Company granted to Mr. Stanchina options to purchase 360,000 shares of the Company's common stock. The stock options were granted in December 1998 at an exercise price of $1 per share.

In November 1997, the Company entered into an employment agreement with Mr. Eric LaGrange to employ Mr. LaGrange as Executive Vice President and Chief Operating Officer of the Company for a term of three years at an annual base salary of $100,000 with bonus possibilities in the discretion of the Board of Directors. In addition, the Company granted to Mr. LaGrange options to purchase 150,000 of shares of the Company's common stock. The stock options were granted in December 1998 at an exercise price of $1 per share.

In August 1998, the Company entered into an employment agreement with Mr. Kevin Jackson as Chief Financial Officer of the Company for a term of one year with automatic renewal terms thereafter at an annual base salary of $85,000. In addition, the Company granted to Mr. Jackson options to purchase 100,000 shares of the Company's common stock. The stock options were granted in December 1998 at an exercise price of $1 per share.

In December 1997, the Company entered into a one-year consulting agreement with Mr. Wolfgang Dueren. Mr. Dueren is required to perform business, financing and shareholder advice to the Company in connection with the business activities of the Company as well as partnership issues, tax and legal, especially for the foreign investors of the Company. Mr. Dueren will receive consulting fees in the amount of $15,000 per month for the first seven months of the agreement and $8,333 per month thereafter. In March 1999, the consulting agreement was extended through June 30, 1999 and amended to provide consulting fees of $15,000 per month from December 1998 through June 30, 1999.

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

10.8     Acquisition Agreement (ARDCO)*

10.9     Agreement (Bear River Contractors)*

10.10    Reorganization Agreement with U.S. Golf Communities, Inc.**

10.11    Amendment No 1 to Reorganization Agreement with U.S. Golf Communities**

10.12    Acquisition Agreement for the purchase of Pelican Strand***

10.13    Employment   Agreement   dated   November  26,  1997  with  Mr.  Warren
         Stanchina***

10.14    Employment Agreement dated November 26, 1997 with Mr. Eric LaGrange***

10.15    Consulting Agreement dated December 1, 1997 with Dr. Wolfgang Dueren***

10.16    Employment Agreement dated August 10, 1998 with Mr. Kevin Jackson

10.17 Loan Agreement, dated as of July 2, 1998, between Cutter Sound Development, Ltd., Montverde Property, Ltd., NorthShore Golf Partners, Ltd., NorthShore Development, Ltd., U.S. Golf Pelican Strand, Inc., U.S. Golf Pinehurst Plantation, Ltd., FSD Golf Club, Ltd., RH Holdings, Inc., Wedgefield Limited Partnership and Credit Suisse First Boston Mortgage Capital LLC.****

10.18 Loan Agreement, dated as of July 2, 1998, between Pelican Strand, Ltd. and Credit Suisse First Boston Mortgage Capital LLC.****

10.19 Cash Management Agreement, dated as of July 2, 1998, between Cutter Sound Development, Ltd., Montverde Property, Ltd., NorthShore Golf Partners, Ltd., NorthShore Development, Ltd., U.S. Golf Pelican Strand, Inc., U.S. Golf Pinehurst Plantation, Ltd., FSD Golf Club, Ltd., RH
         Holdings, Inc., Wedgefield Limited Partnership and U. S. Golf Management, Inc. and Credit Suisse First Boston Mortgage Capital LLC.****

10.20 Cash Management Agreement, dated as of July 2, 1998, between Pelican Strand, Ltd. and U. S. Golf Management, Inc. and Credit Suisse First Boston Mortgage Capital LLC.****

10.21 Agreement, dated as of July 2, 1998, between Golf Ventures, Inc. and Credit Suisse First Boston Mortgage Capital LLC. with respect to Capital Stock of Golf Ventures, Inc.****

10.22 $50,950,000 Promissory Note, dated as of July 2, 1998, between Cutter Sound Development, Ltd., Montverde Property, Ltd., NorthShore Golf Partners, Ltd., NorthShore Development, Ltd., U.S. Golf Pelican Strand, Inc., U.S. Golf Pinehurst Plantation, Ltd., FSD Golf Club, Ltd., RH Holdings, Inc., Wedgefield Limited Partnership and Credit Suisse First Boston Mortgage Capital LLC.****

10.23 $35,600,000 Promissory Note, dated as of July 2, 1998, between Pelican Strand, Ltd. and Credit Suisse First Boston Mortgage Capital LLC.****

10.24 Guaranty, dated as of July 2, 1998, by Cutter Sound Development, Ltd., Montverde Property, Ltd., NorthShore Golf Partners, Ltd., NorthShore Development, Ltd., U.S. Golf Pelican Strand, Inc., U.S. Golf Pinehurst Plantation, Ltd., FSD Golf Club, Ltd., RH Holdings, Inc., Wedgefield Limited Partnership and U. S. Golf Management, Inc. for the benefit of Credit Suisse First Boston Mortgage Capital LLC., for the $35,600,000 indebtedness of Pelican Strand, Ltd.****

10.25 Guaranty, dated as of July 2, 1998, by Golf Ventures, Inc. for the benefit of Credit Suisse First Boston Mortgage Capital LLC, for the $35,600,000 indebtedness of Pelican Strand, Ltd.****

10.26 Amendment to loan agreement, dated as of September 3, 1998, between Cutter Sound Development, Ltd., Montverde Property, Ltd., NorthShore Golf Partners, Ltd., NorthShore Development, Ltd., U.S. Golf Pelican Strand, Inc., U.S. Golf Pinehurst Plantation, Ltd., FSD Golf Club, Ltd., RH Holdings, Inc., Wedgefield Limited Partnership, Arlington Lakes, LP and Credit Suisse First Boston Mortgage Capital LLC.*****

10.27 Amendment to loan agreement, dated as of September 3, 1998, between Pelican Strand, Ltd. and Credit Suisse First Boston Mortgage Capital LLC.*****

10.28 Note modification agreement, dated as of September 3, 1998, between Pelican Strand, Ltd. and Credit Suisse First Boston Mortgage Capital LLC.*****

10.29 $50,000,000 promissory note, dated as of September 3, 1998, between Cutter Sound Development, Ltd., Montverde Property, Ltd., NorthShore Golf Partners, Ltd., NorthShore Development, Ltd., U.S. Golf Pinehurst Plantation, Ltd., FSD Golf Club, Ltd., RH Holdings, Inc., Wedgefield Limited Partnership, Arlington Lakes, LP and Credit Suisse First Boston Mortgage Capital LLC.*****

10.30 Note consolidation and severance agreement, dated as of September 3, 1998, between Cutter Sound Development, Ltd., Montverde Property, Ltd., NorthShore Golf Partners, Ltd., NorthShore Development, Ltd., U.S. Golf Pinehurst Plantation, Ltd., FSD Golf Club, Ltd., RH Holdings, Inc., Wedgefield Limited Partnership, Arlington Lakes, LP and Credit Suisse First Boston Mortgage Capital LLC.*****

10.31 $48,456,000 Class A promissory note, dated as of September 3, 1998, between Cutter Sound Development, Ltd., Montverde Property, Ltd., NorthShore Golf Partners, Ltd., NorthShore Development, Ltd., U.S. Golf Pinehurst Plantation, Ltd., FSD Golf Club, Ltd., RH Holdings, Inc., Wedgefield Limited Partnership, Arlington Lakes, LP and Credit Suisse First Boston Mortgage Capital LLC.*****

10.32 $26,247,000 Class B promissory note, dated as of September 3, 1998, between Cutter Sound Development, Ltd., Montverde Property, Ltd., NorthShore Golf Partners, Ltd., NorthShore Development, Ltd., U.S. Golf Pelican Strand, Inc., U.S. Golf Pinehurst Plantation, Ltd., FSD Golf Club, Ltd., RH Holdings, Inc., Wedgefield Limited Partnership, Arlington Lakes, LP and Credit Suisse First Boston Mortgage Capital LLC.*****

10.33 $26,247,000 Class C promissory note, dated as of September 3, 1998, between Cutter Sound Development, Ltd., Montverde Property, Ltd., NorthShore Golf Partners, Ltd., NorthShore Development, Ltd., U.S. Golf Pinehurst Plantation, Ltd., FSD Golf Club, Ltd., RH Holdings, Inc., Wedgefield Limited Partnership and Credit Suisse First Boston Mortgage Capital LLC.*****

10.34 Note severance agreement, dated as of September 3, 1998, between Pelican Strand, Ltd. and Credit Suisse First Boston Mortgage Capital LLC.*****

10.35 $17,088,000 Class A promissory note, dated as of September 3, 1998, between Pelican Strand, Ltd. and Credit Suisse First Boston Mortgage Capital LLC.*****

10.36 $9,256,000 Class B promissory note, dated as of September 3, 1998, between Pelican Strand, Ltd. and Credit Suisse First Boston Mortgage Capital LLC.*****

10.37 $9,256,000 Class C promissory note, dated as of September 3, 1998, between Pelican Strand, Ltd. and Credit Suisse First Boston Mortgage
         Capital LLC.***** 10.38 Convertible note agreement, dated as of September 3, 1998, between Golf Ventures, Inc. and Jocie L. Salim.*****

10.39 Contribution agreement, dated as of September 3, 1998, between Golf Ventures, Inc. and Metrovest Partners, Ltd.*****

27       Financial Data Schedule

     * Incorporated by reference from the Company's Form 10-SB Registration Statement filed with the commission September 6, 1996, File No. 0-21337.

     ** Incorporated by reference from the Company's Form 8-KSB filed with the Commission on November 25, 1997, File No. 0-21337.

     *** Incorporated by reference from the Company's Form 10-KSB filed with the Commissions May 21, 1998, File No. 0-21337.

     **** Incorporated by reference from the Company's Form 8-K filed with the Commission on July 17, 1998.

     ***** Incorporated by reference from the Company's Form 8-K filed with the Commission on September 18, 1998.

(b) The following reports on Form 8-K were filed by the Company during the fiscal year ended December 31, 1998:

     February 23, 1998  (amended  May 6, 1998,  May 19, 1998 and  September  18,
     1998) the Company filed a report on Form 8-K to report the pro-forma financial information required for the Company's November 26, 1997 reverse acquisition transaction with U.S. Golf Communities, Inc., a change in the Company's certifying accountant, the resignation of a Company director and other events.

     July 17, 1998 (amended September 18, 1998) the Company filed a report on Form 8-K to report the refinancing and debt restructuring agreement with Credit Suisse First Boston Mortgage Capital, LLC.

     September 18, 1998 the Company filed a report on Form 8-K to report the Company's acquisition of an Arlington, Texas property from Metrovest Partners, Ltd..

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this Second Amended Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF COMMUNITIES OF AMERICA, INC.
     (Registrant)
Dated: March 31, 1999                   BY:/s/ Warren Stanchina
                                           ---------------------------
                                           Warren Stanchina, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Second Amended Report on Form 10-KSB has been signed below by the following persons, being a majority of the board of directors of the registrant, on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Position with Company                       Date

/s/ Warren Stanchina       President, Chief Executive            March 31, 1999
--------------------       Officer and Director

/s/ Wolfgang Dueren        Director                              March 31, 1999
-------------------

/s/ Mary Lynn Stanchina    Senior Vice President, Secretary,     March 31, 1999
-----------------------    Chief Administrative Officer
                           and Director

/s/ Kevin Jackson          Chief Financial Officer               March 31, 1999
-----------------