Form 10QSB
period 1999-03-31
GOLF COMMUNITIES OF AMERICA INC
filed 1999-05-17
CIK 833864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number 0-21337


                        GOLF COMMUNITIES OF AMERICA, INC.
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


     Class                                    Outstanding as of April 30, 1999
     Common Stock, par value $.OO1                        71,985,589

                                TABLE OF CONTENTS

                           Heading                                         Page

PART I. CONSOLIDATED FINANCIAL STATEMENTS

Item 1.  Consolidated Financial Statements...................................3
         Consolidated Balance Sheet -March 31, 1999..........................4
         Consolidated Statements of Operations
           Three months ended March 31, 1999.................................5
         Consolidated Statements of Stockholders Equity-December 31, 1997
           through March 31, 1999 ..........................................6-7
         Consolidated Statements of Cash Flows - Three months ended
           March 31, 1999....................................................8
         Notes to Consolidated Financial Statements........................9-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................13-14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................15-16
Item 2.  Changes in Securities...............................................16
Item 3.  Defaults Upon Senior Securities.....................................16
Item 4.  Submission of Matters to a Vote of Securities Holders...............17
Item 5.  Other Information...................................................17
Item 6.  Exhibits and Reports on Form 8-K....................................17

SIGNATURES...................................................................17

Financial Data Schedule - Exhibit 27.........................................18

PART I
Item 1.   Consolidated Financial Statements

The following, unaudited financial statements as of and for the period ended March 31, 1999, include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.





                       THIS SPACE INTENTIONALLY LEFT BLANK


                        Golf Communities of America, Inc.
                           Consolidated Balance Sheet

    March 31,                                                                                     1999
    ---------                                                                                     ----
    Assets                                                                                     (unaudited)
    Cash and cash equivalents                                                                  $ 1,284,824
    Restricted cash                                                                              7,375,018
    Accounts receivable:
       Trade                                                                                       954,510
       Related parties                                                                           2,164,333
       Other                                                                                        23,784
    Inventories                                                                                    144,336
    Prepaid expenses and other                                                                     433,045
    Investment in and advances to a related party company                                        3,585,255
    Property and equipment, at cost, net of accumulated
       depreciation of $2,164,166                                                                8,379,377
    Land and development costs                                                                 102,076,559
    Deferred loan costs                                                                         14,511,569
    Goodwill, net of accumulated amortization of $4,179,058                                      8,356,973
                                                                                             -------------         ----
       Total Assets                                                                          $ 149,289,583
                                                                                             =============

    Liabilities and Stockholders' Equity
    Liabilities:
    Accounts payable:
       Trade                                                                                 $   7,233,141
       Related parties                                                                           1,889,177
    Accrued expenses                                                                             1,349,148
    Accrued interest payable:
       Related parties                                                                           2,648,784
       Other                                                                                       329,136
    Loan costs payable                                                                           1,920,908
    Notes payable to bank and trust, net of unamortized deferred loan costs of $12,976,867      89,588,563
    Notes payable                                                                                1,892,991
    Related party notes payable                                                                 19,088,851
    Convertible notes payable                                                                      538,030
                                                                                             -------------
       Total Liabilities                                                                       126,478,729
                                                                                                                    --
    Commitments and contingencies                                                                        -
    Stockholders' Equity:
    Preferred stock - Class A cumulative convertible, $.001 par value,
       shares authorized 350,000; 5,000 issued and outstanding                                           5
    Preferred stock - Class B cumulative convertible, $.001 par value,
       shares authorized 350,000; none issued and outstanding                                            -
    Preferred stock - Class C cumulative convertible, $.001 par value,
      shares authorized 136,039; none issued and outstanding                                             -
    Preferred stock - Class D convertible, $.01 par value,
       shares authorized 8,000,000; none issued and outstanding                                          -
    Common stock, $.001 par - shares authorized 100,000,000;
       71,985,589 issued and outstanding                                                            71,985
    Additional paid-in capital                                                                  90,484,928
    Accumulated deficit                                                                        (67,746,064)
                                                                                            --------------
       Total Stockholders' Equity                                                           $   22,810,854
                                                                                            --------------
       Total Liabilities and Stockholders' Equity                                           $  149,289,583
                                                                                            ==============

          See accompanying notes to consolidated financial statements.

                        Golf Communities of America, Inc.
                      Consolidated Statements of Operations


                                                                                Three Months
                                                                              Ended March 31,
                                                                          1999               1998
                                                                        ---------         ---------
   Operating revenue:                                                           (unaudited)
     Dues and fees............................................         $  649,865        $  710,493
     Golf cart rentals........................................            682,330           734,314
     Food, beverage and pro shop sales .......................            366,452           318,090
     Lot sales ...............................................            356,015           312,483
     Other....................................................            175,974            23,709
                                                                        ---------         ---------
   Total operating revenue....................................          2,230,636         2,099,089
                                                                        ---------         ---------

   Costs and expenses:
     Cost of merchandise and lots sold........................            330,904           275,567
     General and administrative expenses......................          3,598,875         2,392,407
                                                                        ---------         ---------
   Total costs and expenses...................................          3,929,779         2,667,974
                                                                        ---------         ---------

   Loss from operations........................................      (1,699,143)          (568,885)
                                                                     -----------          ---------

   Other income (expense):
     Interest income..........................................            171,197             1,065
     Interest expense..........................................       (4,111,971)       (1,094,920)
     Other....................................................               223           (44,997)
                                                                        ---------         ---------
   Total other income (expense), net...........................       (3,940,551)       (1,138,852)
                                                                      -----------       -----------

   Net loss....................................................      $(5,639,694)      $(1,707,737)
                                                                     ============      ============

   Basic and diluted loss per common share.....................           $(0.08)           $(0.19)
                                                                          =======          ========

   Weighted common shares outstanding.........................         71,679,479         9,186,581
                                                                       ==========         =========

    See accompanying notes to consolidated financial statements.


                        Golf Communities of America, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                          Common Stock               Additional
                                                                        Par           Paid-in        Accumulated
                                                      Shares           Value          Capital           Deficit
                                                    ----------      ---------      ------------      -------------
Balance, December 31, 1997.........................  9,172,737      $   9,173      $ 37,216,301      $ (26,361,763)

Discount on conversion prices of convertible
        notes payable                                        -              -           701,186                  -
    Issuance of common stock as payment of
       accounts payable                                268,458            268           300,490                  -
    Conversion of Class A preferred stock
       into common stock                                16,915             17               (13)                 -
    Conversion of Class B preferred stock
       into common stock                               404,857            405              (377)                 -
    Issuance of common stock as payment
       of settlements of disputes                    1,937,000          1,937         3,271,593                  -
    Issuance of common stock in conversion
       of notes payable                             14,279,417         14,279        21,598,084                  -
    Issuance of common stock as payment of
       loan costs                                   18,807,739         18,808        26,952,118                  -
    Redemption of Class A preferred stock                    -              -          (154,265)                 -
    Conversion of Class D preferred stock
       into common stock                            26,690,319         26,690            40,036                  -
    Net loss                                                 -              -                 -        (35,744,607)
                                                    ----------      ---------      ------------      -------------

Balance, December  31, 1998.....................    71,577,442      $  71,577      $ 89,925,153      $ (62,106,370)

    Issuance of common stock as payment of
      accrued expenses........................         220,437            220           325,325                  -
    Issuance of common stock in conversion of
      convertible notes payable...............         187,710            188           234,450                  -
    Net loss............................                     -              -                 -      $  (5,639,694)
                                                    ----------      ---------      ------------      -------------
Balance, March 31, 1999 (unaudited)............     71,985,589      $  71,985      $ 90,484,928      $ (67,746,064)
                                                    ==========      =========      ============      =============

          See accompanying notes to consolidated financial statements.



                        Golf Communities of America, Inc.
                 Consolidated Statements of Stockholders' Equity


                                                Convertible         Convertible           Convertible
                                              Preferred Stock     Preferred Stock       Preferred Stock          Total
                                                 Class A              Class B               Class D           Stockholders'
                                              Shares   Amount     Shares   Amount       Shares   Amount          Equity
                                              ------   ------     ------   ------       ------   ------          ------

Balance, December 31, 1997.........           29,084     $  29     28,340    $  28    6,672,578   $ 66,726     $ 10,930,494

   Discount on conversion
     prices of convertible notes  payable          -         -          -        -            -          -          701,186
   Issuance of common stock as
     payment of accounts payable                   -         -          -        -            -          -          300,758
   Conversion of Class A preferred
     stock into common  stock                 (4,304)       (4)         -        -            -          -                -
   Conversion of Class B preferred
     stock into common stock                       -         -    (28,340)     (28)           -          -                -
   Issuance of common stock as
     payment of settlements of disputes            -         -          -        -            -          -        3,273,530
   Issuance of common stock
     as payment of notes payable                   -         -          -        -            -          -       21,612,363
   Issuance of common stock as
     payment of loan costs                         -         -          -        -            -          -       26,970,926
   Redemption of Class A
     preferred stock                         (19,780)      (20)         -        -            -          -         (154,285)
   Conversion of Class D
     preferred stock into common shares            -         -          -        -   (6,672,578)   (66,726)               -
   Net Loss                                        -         -          -        -            -          -      (35,744,607)
                                             -------     -----      -----    -----   ----------   --------     ------------

Balance, December 31, 1998..........           5,000     $   5          -    $   -            -   $      -     $ 27,890,365

   Issuance of common stock as payment
    of accrued expenses                            -         -          -        -            -          -          325,545
   Issuance of common stock in conversion
    of convertible notes payable                   -         -          -        -            -          -          234,638
   Net Loss                                        -         -          -        -            -          -       (5,639,694)
                                             -------     -----      -----    -----   ----------   --------     ------------
Balance,  March 31, 1999 (unaudited)           5,000     $   5          -    $   -            -   $      -     $ 22,810,854
                                             =======     =====      =====    =====   ==========   ========     ============

          See accompanying notes to consolidated financial statements.



                        Golf Communities of America, Inc.
                      Consolidated Statements of Cash Flows

Three months ended March 31,                                             1999                  1998
----------------------------                                             ----                  ----
                                                                     (unaudited)            (unaudited)
Cash flows from operating activities:
    Net loss.......................................................$  (5,639,694)          $ (1,707,737)
    Adjustments to reconcile net loss to net cash
     used for operating activities:
        Depreciation......................................................78,620                 76,868
        Amortization...................................................3,711,506                263,181
        Cash provided by (used for):
           Accounts receivable........................................  (326,167)              (476,438)
           Inventories..................................................  (8,756)                (2,402)
           Prepaid expenses............................................. (63,181)                18,760
           Land and development costs................................ (7,819,577)               115,856
           Accounts payable............................................3,408,429                467,255
           Accrued expenses...............................................89,716                (29,121)
           Accrued interest payable......................................444,337                857,950
                                                                   -------------           ------------
Net cash provided by (used for) operating activities................. (6,124,767)              (415,828)
                                                                   -------------           ------------

Cash flows from investing activities:
    Purchases of property and equipment................................ (373,280)              (164,407)
    Investment in and advances to affiliate...........................   493,452                120,783
                                                                   -------------           ------------
Net cash (used for) investing activities..............................   120,172                (43,624)
                                                                   -------------           ------------

Cash flows from financing activities:
    Increase in restricted cash........................................6,910,652                      -
    Proceeds from notes payable.................................               -                348,785
    Repayment of notes payable..................................               -                (51,300)
    Proceeds from related party notes payable...................               -                723,346
    Repayment of related party notes payable....................               -               (282,457)
    Contributions of capital....................................               -                 50,758
    Deferred loan costs.........................................               -               (242,500)
                                                                   -------------           ------------
Net cash provided by financing activities..............................6,910,652                546,632
                                                                   -------------           ------------

Net increase in cash and cash equivalents................................906,057                 87,180

Cash and cash equivalents, beginning of period...........................378,767                379,050
                                                                   -------------           ------------

Cash and cash equivalents, end of period...........................$   1,284,824           $    466,230
                                                                   ==============          ============

          See accompanying notes to consolidated financial statements.

                        Golf Communities of America, Inc.
                   Notes to Consolidated Financial Statements

1 The unaudited financial statements of the Company include all adjustments which management believes are necessary to be consistent with the audited financial statements for the year ended December 31, 1998.

2.   Reorganization of U.S. Golf Communities, Inc.
     U.S. Golf Communities, Inc. ("USGCI") is a company formed in April 1996 that immediately prior to its acquisition of Golf Communities of America, Inc. (formerly Golf Ventures, Inc). ("GCA") issued its capital stock in exchange for 100% of the outstanding common stock and partnership interests of various entities engaged in the business of real estate development, primarily golf courses, with surrounding residential real estate.

     Since these entities were under common ownership and control, the acquisitions were accounted for in a manner similar to a pooling of interests, and their financial information is presented as if they were a single entity since inception.

3.   Recapitalization and Acquisition of GCA
     Effective November 24, 1997, GCA acquired all of the outstanding stock of USGCI in a reverse acquisition in which USGCI's stockholders acquired voting control of GCA. The acquisition was accomplished through an exchange of stock in which GCA exchanged 6,672,578 shares of Class D convertible preferred stock for 100% of the outstanding stock of USGCI. Upon completing the transaction, the stockholders of USGCI controlled 81% of the voting rights of the combined Company.

     For financial reporting purposes, USGCI is deemed to be the acquiring entity. The acquisition has been reflected in the accompanying consolidated financial statements as a recapitalization of USGCI (whereby the issued and outstanding stock of USGCI was exchanged into 29,084 shares of Class A cumulative convertible preferred stock, 28,340 shares of Class B cumulative convertible preferred stock and 6,672,578 shares of Class D convertible preferred stock) with the issuance of the securities discussed in the following paragraph by USGCI in exchange for all of the outstanding equity securities of GCA.

     In the acquisition, USGCI is deemed to have issued 5,690,024 shares of common stock. The estimated fair value was based on the fair value of the GCA securities obtained by the USGCI stockholders in the acquisition.

     The acquisition was recorded using the purchase method of accounting. Accordingly, the consideration of $13,143,954 was allocated to the GCA net assets acquired based on estimated fair values including land and development costs of $22,136,951, other assets of $158,452, notes payable and debt of $7,442,667 and other liabilities of $1,708,782.

4.   Acquisition of the Strand Development Corporation of Naples
     On December 4, 1997, GCA acquired 81% of the outstanding capital stock of the Strand Development Corporation of Naples (formerly "Pelican Strand Development Corporation") ("SDC") from Maricopa Hardy Development, Inc. ("Maricopa") in exchange for 3,432,713 shares of restricted common stock valued at $2.75 per share. The Company had agreed to register such shares under the Securities Act of 1933 as amended (the "Securities Act"), after December 4, 1997. SDC is the 10% general partner of Pelican Strand LTD ("PSL"), a Florida limited partnership, which is developing a private golf course community in Naples, Florida. The acquisition has been accounted for using the purchase method of accounting, and the results of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $8,550,054 and has been recorded as goodwill, which is being amortized on a straight-line basis over ten years, based on the expected development period of the project.

     Subsequent to December 4, 1997, Maricopa claimed that the Company breached certain terms of the stock purchase agreement (the "agreement") and requested that the Company rescind the agreement. The Company believes that the terms of the agreement have been met and has refused to rescind the agreement. During 1998, the Company and Maricopa entered into a settlement agreement whereby the two parties exchanged non-monetary concessions in resolution of any existing disputes. The settlement agreement requires a Company shareholder to grant a security interest in and deliver 4,000,000 shares of the Company's common stock held by the shareholder and other Company shareholders to an escrow agent. The 4,000,000 shares are to be held in escrow until the shares owned by Maricopa become freely marketable and tradable, as defined, or until December 3, 1999. On December 3, 1999, if the security interest in the shares is still in effect, and if the thirty day average stock price of the Company's common stock is less than $4 per share, then the escrow agent is required to assign as many of the

     4,000,000 shares as are necessary to bring the shares owned by Maricopa, in total, to a value of $13,730,852. Also on December 3, 1999, an evaluation will be made of the historical and projected cash flows of the Company's portion of the SDC cash flows from the PSL project. If the historical and projected cash flows are lower than $22,275,000, then a proportionate amount of shares held by Maricopa will be surrendered first to the shareholders granting the stock as security in accordance with the settlement agreement and then to the Company based upon the short-fall of the projected cash flow returns discounted at twenty-five percent, adjusted for certain items. There has been no adjustment made to the March 31, 1999 financial statements as a result of this contingency due to the fact that no reasonable estimation of the result can be determined at this time.

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

     Accounts Receivable Related Parties
         Amounts due from related parties are comprised of amounts advanced to entities related by common management, which are not included in the accompanying consolidated financial statements.

         The advances are non-interest bearing with no stipulated terms for repayment.

     Management Fees
         U.S. Golf Management, Inc. (formerly "U.S. Golf Communities, Inc."); FSD Golf Club, Ltd.; NorthShore Golf Partners, Ltd.; NorthShore Development, Ltd.; Wedgefield Limited Partnership; and SDC had management agreements with related party companies. All agreements, except for the SDC agreement, were terminated in September 1997.

     Advances to Related Party Companies
         SDC has recorded advances to related party companies of $1,471,205 from PSL and other related companies as of March 31, 1999 for construction costs incurred on their behalf. The advances are non-interest bearing and have no stipulated repayment terms.

     PSL Loan Costs and Trust
         In accordance with a settlement agreement between GCA and PSL, the Company agreed that SDC would reimburse PSL for $2,125,653 of allocated loan costs associated with the Credit Suisse First Boston Mortgage Capital, LLC ("CSFB") transaction described in Note 7 through the adjustment of future cash flows from PSL.

7.   Note Payable to Bank and Trust
     Notes payable to bank and trust consist of the following as of March 31, 1999:

     Libor plus 5.99% mortgage notes payable to
      CSFB and Northwest Bank Minnesota, collateralized
      by substantially all the Company's assets                $ 94,565,425
     Libor plus 4.5% mortgage note payable to
      CSFB, collateralized by substantially all
      the Company's assets                                        8,000,000
                                                               ------------
                                                               $102,565,425
     Less: Loan costs, net of accumulated amortization
      of $3,989,258                                              12,976,862
                                                               ------------
     Net notes payable to bank                                 $ 89,588,563
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

     The purchase price of the Company's September 3, 1998 Arlington, Texas property acquisition was also financed through funding from CSFB in the form of a $50,000,000 addition to the Company's previously existing $50,950,000 financing facility, which increased the aggregate financing facility to $100,950,000. In addition, $6,500,000 of the total financing facility was held back by the lender, in accordance with the loan agreement, until it became necessary for these funds to be used for certain development and improvement projects. As of March 31, 1999, the Company had utilized $115,425 of the $6,500,000 funds held back by the lender.

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

     The $100,950,000 CSFB aggregate financing facility bears interest at the London Interbank Offered Rate ("Libor") plus 5.99 percent per annum. Interest on the borrowing is due and payable monthly with minimum principal repayments of $14,050,000 due on or before July 1, 1999, $36,550,000 on or before July 1, 2000 and the remainder due July 1, 2001.

     As additional consideration for structuring and advisory services provided by CSFB related to the financing facility, the Company issued an additional promissory note of $8,000,000 payable to CSFB. The note bears interest at Libor plus 4.5 percent per annum and is due on July 11, 2001. In addition, the Company is obligated to pay an additional $1,298,250 to CSFB as an exit fee for the loan. The Company also issued 17,460,182 shares of its common stock to CSFB as additional consideration for their providing the Company financing. The common shares issued to CSFB have been valued at $24,813,529, based upon the average market value of the Company's common stock for five trading days prior to the related transactions. An allocated portion of the value of the shares issued and the additional $8,000,000 committed to be paid to CSFB totaling $11,149,918 has been recorded on the Company's balance sheet as an additional investment in SDC as a result of the Company arranging and guarantying PSL's financing facility. The remaining balance has been recorded as deferred loan costs of which $16,966,120 represents common stock related cost recorded as an offset to the notes payable to bank balance at March 31, 1999. The loan costs, including the portion allocated to the SDC investment, are being amortized on the straight-line basis over the three-year term of the note.

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

     The components of deferred loan costs assets resulting from the CSFB transaction are as follows:

     March 31,                                                       1999
                                                                ------------
     Closing costs paid in the July 2 CSFB transaction          $  4,355,660
     Closing costs paid in the September 3 CSFB transaction        7,487,210
     Allocated portion of the CSFB $ 8,000,000 structuring
      and advisory fee promissory note (net of $ 3,290,583
      allocated to SDC investment)                                 4,709,417
     CSFB exit fee accrued                                         1,298,250
     Brokerage fees accrued for the Arlington, Texas
      purchase transaction                                           600,000
     Loan finders fee paid through the issuance of 250,000
      shares of the Company's common stock                           422,500
                                                                  18,873,037
     Less:  Accumulated amortization                               4,361,468
                                                                ------------
     Net deferred loan cost assets                              $ 14,511,569
                                                                ============

     The Company's loan agreement requires the Company, among other items, to maintain its accounts payable balances below a 60 day aging level, sell its Utah properties by March 31, 1999 and receive an unqualified audit opinion from its independent certified public accountants for its December 31, 1998 financial statements. As of March 31, 1999 and continuing through the date of this report, the Company was in default of the 60 day aging level requirement and the obligation to sell the Utah properties. The December 31, 1998 audited financial statements included an audit opinion that was modified for a going concern contingency. The Company has not located a purchaser for its Utah properties as of the date of this report. In addition to the above, the Company is delinquent on interest payments under an $8,000,000 note payable to CSFB and the Company has not complied with certain requirements of a cash management agreement with CSFB. The lenders under these facilities have not waived the defaults or any remedies in connection therewith, which remedies include possible collection actions on the loans and foreclosure on any collateral therefor. However, the lenders are aware of the defaults and have not taken action against the Company.

8.   Notes Payable
     Notes payable consist of the following as of March 31, 1999:

     Two $500,000 unsecured notes payable to an
      international bank bearing interest at 5.9%
      and 5.6% with principal and accrued interest
      payable on June 30, 1999 and May 22, 1999.
      Personally guaranteed by certain Company stockholders.       $1,000,000
     Various unsecured notes payable bearing interest
      ranging from 8.1% to 12% with accrued interest and
      principal payable currently.                                    892,991
                                                                   ----------
                                                                   $1,892,991
                                                                   ==========
9.   Notes Payable to Related Parties
     Notes payable to related parties consist of the following as of March 31, 1999:

     Various unsecured notes payable to stockholders and other
      related parties bearing interest ranging from 4% to 10%
      with principal and accrued interest payable currently.       $ 6,889,623
     Libor plus 4.5% unsecured  promissory note payable to
      PSL with principal and accrued interest payable as normal
      partnership cash distributions are made from PSL to SDC.       4,642,176
     12% promissory note payable to a stockholder company with
      accrued interest due quarterly and principal payable on
      June 10, 2001. Collateralized by a second mortgage on
      certain land of the Company.                                   3,448,670
     8% unsecured notes payable to a stockholder with principal
      and accrued interest payable on June 30, 1999.                 1,601,172
     18% note payable with accrued interest due monthly and
      principal payable on September 17, 1999. The note is
      secured by 500 golf memberships of PSL and 190
      outstanding shares of SDC.                                     1,000,000
     Non-interest-bearing unsecured note payable to a
      stockholder due June 2, 1999. Personally guaranteed
      by three Company stockholders.                                   800,000
     8% unsecured note payable to a stockholder with
      principal and accrued interest payable on June 30, 1999.         707,210
                                                                   -----------
                                                                   $19,088,851
                                                                   ===========

10.  Convertible Notes Payable
     Convertible notes payable at March 31, 1999 consist of various promissory notes payable bearing interest ranging from 9% to 12% per annum with principal and interest due on demand. The notes are convertible, at any time at the option of the holder, into Company common stock at 70% of the market value of the Company's common stock for the ten trading days prior to the conversion date.

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

RESULTS OF OPERATIONS

For the Quarter Ended March 31, 1999, compared to the Quarter Ended March 31, 1998.

Total operating revenues for the quarter ended March 31, 1999 were $2,230,636 compared to $2,099,089 for the quarter ended March 31, 1998. The following table compares the changes in the Company's revenues identified by the various golf course operations and development activities:

                                      1999           1998   1999/1998   %Change
                                      ----           ----   ---------   -------

Dues and Fees                   $   649,865   $   710,493   $ (60,628)    (8.5%)
Golf Cart Rentals                   682,330       734,314     (51,984)    (7.0%)
Food, Beverage & Pro Shop Sales     366,452       318,090      48,362     15.2%
Lot Sales                           356,015       312,483      43,532     13.9%
Other                               175,974        23,709     152,265    642.2%
                                -----------   -----------   ---------    ------
    Total Operating Revenues    $ 2,230,636   $ 2,099,089   $ 131,547      6.3%
                                ===========   ===========   =========    ======

As this table shows, total revenues increased by $131,547 or 6.3 % for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, primarily as a result of an increase in other revenues of $152,265. Other revenues increased resulting from the Strand Development Corporation of Naples (formerly "Pelican Strand Development Corporation") recording $150,000 of revenue under a management agreement for the quarter ended March 31, 1999.

Cost of merchandise and lots sold was $330,904 for the quarter ended March 31, 1999 as compared to $275,567 for the quarter ended March 31, 1998. This $55,337 increase in cost is primarily attributed to a $187,386 increase in lot sales at the Company's NorthShore Development project.

General and Administrative expenses were $3,598,875 for the quarter ended March 31, 1999 compared to $2,392,407 for the quarter ended March 31, 1998. This increase of $1,206,468 resulted from an increase in General and Administrative expenses of $737,106 at the Company's Pinehurst Plantation project, $185,231 of increased corporate office expenses, $89,615 of expenses associated with the Company's new Arlington Lakes property and general increases in expenses throughout the Company, all consequences of increased operations and construction activity resulting from funds provided by the CSFB financing transaction secured by the Company in July, 1998.

Interest expense was $4,111,971 for the quarter ended March 31, 1999 compared to $1,094,920 for the quarter ended March 31, 1998. This increase of $3,017,051 is due primarily to the amortization of $3,398,105 of deferred loan costs during the quarter ended March 31, 1999 associated with the July 2, 1998 and September 3, 1998 Credit Suisse First Boston transactions described in Note 7 to the consolidated financial statements.

The cumulative effect of these results, reported above, is reflected in the increased net loss of $3,931,957 in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

Loss per common share of $.08 for the quarter ended March 31, 1999 compared to $.19 for the quarter ended March 31, 1998 is a result of the increase in the Company's net loss in 1999 of $5,639,694 compared to a net loss in 1998 of $1,707,737 and is offset by the increase in the number of weighted average common shares outstanding for the comparative periods. This increase of 62,492,898 in the weighted average shares is primarily the result of the Company's issuance of 14,279,417 shares for the conversion of notes payable, the issuance of 18,807,739 shares as payment of loan costs and the conversion of Class D preferred stocks into 26,690,319 shares of Company common stock, all occurring subsequent to March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Debt Liabilities:

The notes payable indebtedness of the Company at March 31, 1999 was $111,108,435 (see Note 7, "Note Payable to Bank and Trust", Note 8, "Notes Payable", Note 9, "Notes Payable to Related Parties" and Note 10 "Convertible Notes Payable" of the Notes to the Consolidated Financial Statements of the Company):

The Company's CSFB related loan documents (See Note 7. "Note Payable to Bank and Trust") require the Company, among other items, to maintain its accounts payable balances below a 60 day aging level, sell its Utah properties by March 31, 1999 and receive an unqualified audit opinion from its independent certified public accountants for its December 31, 1998 financial statements. As of March 31, 1999 and continuing through the date of this report, the Company was in default of the 60 day aging level requirement and the obligation to sell the Utah properties. The December 31, 1998 audited financial statements included an audit opinion that was modified for a going concern contingency. The Company has not located a purchaser for its Utah properties as of the date of this report. In addition to the above, the Company is delinquent on interest payments under an $8,000,000 note payable to CSFB and the Company has not complied with certain requirements of a cash management agreement with CSFB. The lenders under these facilities have not waived the defaults or any remedies in connection therewith, which remedies include possible collection actions on the loans and foreclosure on any collateral therefor. However, the lenders are aware of the defaults and have not taken action against the Company.

The Company has historically satisfied its cash needs through the sale of real estate, private placements of securities and secured borrowings. During the first three months of 1999, the Company sold approximately $356,000 of real estate, or approximately 14% higher than the first three months of 1998.

The Company had no note payable borrowing activity during the first three months of 1999.

The Company will be obligated to pay approximately $14 million in non-CSFB notes (See Note 8. "Notes Payable"; Note 9, "Notes Payable to Related Parties" and
Note 10 "Convertible Notes Payable") during 1999, of which approximately $2.8 million were delinquent at March 31, 1999. The Company is also required to make a minimum principal payment under the CSFB and Nrothwest Bank Minnesota loan of $14,050,000 by July 1, 1999. The Company's working capital at March 31, 1999, plus limited revenue from real estate sales and golf course operations, will not be sufficient to pay these notes as and when due. Management recognizes that the Company must generate additional financial resources or consider disposing of assets to enable it to continue operations. Management's plans include new financing facilities, and alliances or other partnering agreements with entities interested in and having the resources to support the Company's plans, or other business transactions, which would generate sufficient resources to assure continuation of the Company's operations. The Company has and will continue to renegotiate the terms of the delinquent notes and the notes due during 1999. In addition, negotiations have and will continue between the Company and the lenders for the conversion of certain of the non-CSFB notes payable into Company common stock.

Going Concern

The financial statements of the Company for the year ended December 31, 1998 includes an explanatory paragraph as to an uncertainty with respect to the Company's ability to continue as a going concern. This is based on the historical losses of the Company and its default under certain debt liabilities as discussed above.

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

The Costs to Address the Company's Year 2000 Issues

The Company has selected a new year 2000 compatible general ledger software program and has replaced some incompatible computer hardware with year 2000 compliant technology to date. In addition, the Company is currently analyzing its other internal software applications and hardware technology in order to quantify the Company's internal year 2000 compliance requirements. The Company has plans to evaluate external source year 2000 compliance requirements, however, no steps have been taken to date in that regard. The Company's plans for general ledger software and hardware replacements and the costs associated with such replacements were primarily motivated by the age of the Company's current systems and a need for better information and efficiency, rather than by the year 2000 issue itself. The Company believes that the costs directly associated with the year 2000 issue will be less than $100,000.

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

PART II

Item 1. Legal Proceedings

The Company is presently involved in the following pending material litigation:

     a. On May 24, 1994, a complaint was filed against U.S. Golf Pinehurst Plantation, Ltd., a subsidiary of U.S. Golf in the U.S. District Court for the Middle District of North Carolina alleging that the Company was infringing on the trademark of Resorts of Pinehurst, Inc. arising out of the use of the term "Pinehurst Plantation" in connection with the Company's golf course operations and residential lot development. On July 14, 1997, judgment was entered against the Company holding that there was an infringement but postponing a decision on damages. On July 15, 1997, the Company appealed this judgment. On July 15, 1998, the Fourth Circuit Court of Appeals unanimously affirmed the district court's judgement. On September 4, 1998, the District Court entered a permanent injunction against the Company ordering that it cease any use of the word "Pinehurst" except "to fairly and accurately describe their geographic location". On December 28, 1998, U.S. Golf Pinehurst Plantation, Ltd. and Resorts of Pinehurst, Inc. entered into a release and settlement agreement. The agreement terminated all disputes between the two parties in exchange for U.S. Golf Pinehurst Plantation, Ltd's payment of $50,000 on or before January 1, 1999, payment of $12,500 on or before April 1, 1999 and a covenant to provide 70 golf tee times per month for five consecutive years for Resorts of Pinehurst, Inc. patrons. The $50,000 payment due December 31, 1998, was made and an additional $325,000 has been accrued for the April 1, 1999 cash payment due and the estimated value of the golf tee time covenant.

     b. On December 18, 1997 the Securities and Exchange Commission (the "Commission") filed certain complaints against the Company and certain of its former officers and directors in the United States District Court for the District of Utah (SEC v. Badger, Golf Communities of America, Inc., f.k.a. Golf Ventures, Inc., Duane Marchant, Stephen Spencer, Karl Badger, Marion Sherrill, Harmon S. Hardy, Jr., La Jolla Capital Financial Corp., Harold B. Gallison, Jr., Terry Hughes, Marvin

         Susemihl, David Rosenthal, William Slone and Andrew Sears). In the third and fourth complaints for relief the Commission alleges that certain historical press releases and public disclosure filings by the Company were materially false and misleading, and thus violations of
         Section 10(b) of the Securities Exchange Act and Rule 10b-5 as well as Sections 13(a) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The Company made an offer of settlement, which was accepted by the Commission, finalizing the matter. The Company, without admitting or denying any allegations accepted a cease and desist order relating to certain practices of former Company management.

The Company is involved in various other lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or any threatened lawsuits and litigation matters will have a material adverse effect on the Company's financial position or results of operations.

Item 2.      Changes in Securities

The following are brief descriptions of sales of unregistered securities by the Company for services, property or cash to support and advance the Company's business plan during the quarter ended March 31, 1999:

-In January, 1999 the Company issued 187,710 shares of its common stock to Elena Von Bentzel, Luitpold Roever, Michael Stiegler and Elisabeth Seifert in connection with the conversion of convertible notes payable and accrued interest totaling $234,638. Based on the domicile of the individuals as German citizens, the Company believes the shares related to these transactions were exempt from registration under the Securities Act pursuant to rule 903 of Regulation S promulgated thereunder.

-In February, 1999 the Company issued 200,000 shares of its common stock to Robert Faust Mortgage Company as payment of $300,000 of accrued commissions owed by the Company in connection with the acquisition of its Arlington, Texas property. Based on representations provided to the Company, the Company believes that Robert Faust Mortgage Company is an "accredited investor" as defined in Regulation D promulgated under the Securities Act and possesses the necessary knowledge, experience and economic strength to qualify for the exemption under
Section 4(2) of the Securities Act.

-In February, 1999 the Company issued 20,437 shares of its common stock to Dominique Rihs as payment of $25,545 of legal services accrued by the Company. Based on representations provided to the Company, the Company believes that Dominique Rihs possesses the necessary knowledge, experience and economic strength to qualify for the exemption under Section 4(2) of the Securities Act.

Item 3.      Defaults Upon Senior Securities
The Company's CSFB related loan documents (See Note 7. "Note Payable to Bank and Trust") require the Company, among other items, to maintain its accounts payable balances below a 60 day aging level, sell its Utah properties by March 31, 1999 and receive an unqualified audit opinion from its independent certified public accountants for its December 31, 1998 financial statements. As of March 31, 1999 and continuing through the date of this report, the Company was in default of the 60 day aging level requirement and the obligation to sell the Utah properties. The December 31, 1998 audited financial statements included an audit opinion that was modified for a going concern contingency. The Company has not located a purchaser for its Utah properties as of the date of this report. In addition to the above, the Company is delinquent on interest payments of approximately $500,000 under an $8,000,000 note payable to CSFB and the Company has not complied with certain requirements of a cash management agreement with CSFB. The lenders under these facilities have not waived the defaults or any remedies in connection therewith, which remedies include possible collection actions on the loans and foreclosure on any collateral therefor. However, the lenders are aware of the defaults and have not taken action against the Company.

Item 4.      Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company's security holders during the quarter ended March 31, 1999.

Item 5.    Other Information
None

Item 6.    Exhibits and Reports on Form 8-K

Exhibit numbers
(1) Exhibit 27-Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF VENTURES, INC.

Signature                      Position with Company                    Date

/s/ Warren Stanchina           President,                           May 14, 1999
--------------------           Chief Executive Officer and Director

/s/ Kevin Jackson              Chief Financial Officer              May 14, 1999
-----------------